Form 10-Q
period 2007-09-30
SP Acquisition Holdings, Inc.
filed 2007-11-16
CIK 1393718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File Number 001-33711

SP ACQUISITION HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-8523583
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

590 MADISON AVENUE, 32nd FLOOR NEW YORK, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code: (212) 520-2300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

There were 54,112,000 shares of the Registrant’s Common Stock, par value $.001, outstanding on October 31, 2007.

SP ACQUISITION HOLDINGS, INC.

FORM 10-Q

Quarter ended September 30, 2007

TABLE OF CONTENTS

	PART I	Page
	FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements:
	Condensed Balance Sheets as of September 30, 2007 (unaudited) and March 31, 2007	4
	Condensed Statements of Operations (unaudited) for the three and six month periods ended September 30, 2007 and for the period February 14, 2007 (inception) through September 30, 2007	5
	Condensed Statement of Cash Flows (unaudited) ) for the six month period ended September 30, 2007 and for the period February 14, 2007(inception) through September 30, 2007	6
	Condensed Statement of Stockholders’ Deficiency for the period February 14, 2007 (inception) through March 31, 2007 and for the six months ended September 30, 2007 (unaudited).	7
	Notes to Condensed Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, and the information incorporated by reference in it, include “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

*	ability to complete our initial business combination;

*	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

*
officers and directors allocating their time to other businesses andpotentially having conflicts of interest with our business or in approvingour initial business combination, as a result of which they would thenreceive expense reimbursements;

*	potential ability to obtain additional financing to complete a businesscombination;

*	ability of our officers and directors to generate a number of potentialinvestment opportunities;

*	potential change in control if we acquire one or more target businesses for stock

*	our public securities’ potential liquidity and trading;

*	listing or delisting of our securities from the American Stock Exchange or the ability to have our securities listed on the American Stock Exchange following our initial business combination;

*	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

*	financial performance.

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this report to “we,” “us” or “our company” refer to SP Acquisition Holdings, Inc. References to “public stockholders” refer to purchasers of our securities by persons other than our founders in, or subsequent to, our initial public offering

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	September 30, 2007 (unaudited)	March 31, 2007
ASSETS
Current asset, cash	$186,585	$275,000
Other assets, deferred offering costs	749,994	190,000
	$936,579	$465,000
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Note payable to affiliate	$250,000	$250,000
Advances payable to affiliate	26,818	10,436
Interest payable to affiliate	6,310	—
Accrued expenses	10,000	15,000
Accrued offering costs	661,579	190,000
Total current liabilities	954,707	465,436

Commitments and contingencies	—	—

Stockholders’ deficiency:
Preferred stock, $.001 par value; 1,000,000 authorized, none issued	—	—
Common stock, $.001 par value, 200,000,000 shares authorized; 11,500,000 shares issued and outstanding	11,500	11,500
Additional paid-in capital	13,500	13,500
Deficit accumulated during the development stage	(43,128)	(25,436)
Total stockholders’ deficiency	(18,128)	(436)
	$936,579	$465,000

See accompanying notes to financial statements.

SP ACQUISITION HOLDINGS, INC.

(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30, 2007	For the six months ended September 30, 2007	For the cumulative period from February 14, 2007 (date of inception) to September 30, 2007
Formation and operating costs	$11,250	$11,382	$36,818
Interest expense	3,125	6,310	6,310
Net (loss)	$(14,375)	$(17,692)	$(43,128)

Net loss per common share, basic and diluted	$-	$-	$-
Weighted average number of common shares outstanding, basic and diluted	10,000,000	10,000,000	10,000,000

See accompanying notes to financial statements.

SP ACQUISITION HOLDINGS, INC.

(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended September 30, 2007	For the period from February 14, 2007 (date of inception) to September 30, 2007
Cash flows from operating activities:
Net loss	$(17,692)	$(43,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest payable to affiliate	6,310	6,310
Changes in asset and liability accounts:
Advances payable to affiliate	16,382	26,818
Accrued expenses	(5,000)	10,000
Net cash used in operating activities	—	—
Cash flows from financing activities:
Proceeds from note payable to affiliate	—	250,000
Proceeds from units issued to founders	—	25,000
Payment of offering costs	(88,415)	(88,415)
Net cash (used in) provided by financing activities	(88,415)	186,585
Net (decrease) increase in cash	(88,415)	186,585
Cash at the beginning of the period	275,000	—
Cash at the end of the period	$186,585	$186,585
Supplemental disclosure of non-cash financing activities:
Incurred but unpaid offering costs	$471,579	$661,579

See accompanying notes to financial statements.

SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
For the period from February 14, 2007 (inception) through March 31, 2007
And for the six months ended September 30, 2007

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ (Deficiency)

Proceeds from founders’ units issued	11,500,000	$11,500	$13,500	$—	$25,000
Net loss for the period February 14, 2007 (inception) through March 31, 2007	—	—	—	(25,436)	(25,436)
Balances at March 31, 2007	11,500,000	11,500	` 13,500	(25,436)	(436)
Net loss (unaudited) for the six months ended September 30, 2007	—	—	—	(17,692)	(17,692)
Balances at September 30, 2007 (unaudited)	11,500,000	$11,500	$13,500	$(43,128)	$(18,128)

See accompanying notes to financial statements.

SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A — ORGANIZATION AND NATURE OF OPERATIONS AND INTERIM FINANCIAL INFORMATION

SP Acquisition Holdings, Inc. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on February 14, 2007. The Company was formed to acquire one or more businesses or assets through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination (“Business Combination”). The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.

The Company has neither engaged in any operations nor generated any revenue. All activity through September 30, 2007 relates to the formation of the Company and its initial public offering described below and in Note C. The Company will not generate any operating revenues until after the completion of its initial business combination. The Company may generate non-operating income in the form of interest income on cash.

The Company was initially formed and capitalized through the sale of founders units to a related entity, SP Acq LLC (See Note D). The Company closed its initial public offering (“the Offering”) on October 16, 2007. (See Note H).

These unaudited condensed financial statements as of September 30, 2007 and for the three and six months ended September 30, 2007, respectively, and for the period February 14, 2007 (inception) through September 30, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the period ended March 31, 2007 included in SP Acquisition Holdings, Inc.’s Form S-1, as amended. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the March 31, 2007 financial statements included in the Company’s Form S-1, as amended.

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Development Stage Company and Liquidity:

The Company complies with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

The Company has incurred significant organizational, legal, accounting and offering costs in the pursuit of its financing plans and expects to incur additional costs in pursuit of its acquisition plans. As of September 30, 2007, the Company had cash on hand of $186,585. During the period from February 14, 2007 to September 30, 2007 the Company used $88,415 of cash. The Company’s use of cash was due to payment of certain costs that were not otherwise advanced to the Company by Steel Partners Ltd. Management has reviewed its cash requirements as of September 30, 2007 and believes that its cash on hand together with the cash available from the proceeds of the offering completed on October 16, 2007 is sufficient to cover its expenses at least for the next twelve months.

Additionally, as discussed in Note D, the note with Steel Partners Ltd. has a due date of December 31, 2007. Steel Partners Ltd. has advised the Company that it will not call the note before October 17, 2008, unless there are funds available from the trust account to repay such note.

Additionally, there is no assurance that the Company’s plan to complete a Business Combination will be successful.

2. Common Stock and Unit Dividends:

Each share of common stock has one vote. As discussed in Note F, on August 8, 2007, the Company declared a unit dividend of 0.15 units for each unit outstanding and on September 4, 2007 declared a unit dividend of one third of a unit for each unit outstanding. All of the unit holders agreed to transfer their units due them with respect to these dividends to SP Acq LLC. Such unit dividends are presented as if they were stock splits and presented retroactively each period presented. All unit amounts outstanding reflect such dividends, except for weighted average shares outstanding as discussed in Note B-3.

3. Net Loss Per Common Share:

Loss per common share is based on the weighted average number of common shares outstanding. Basic loss per common share excludes dilution and is computed by dividing loss available to common stockholders by the weighted-average common shares outstanding for the period. Common share equivalents include the outstanding warrants discussed below, and an aggregate of 1,500,000 shares of common stock that are subject to forfeiture as more fully discussed in Note D. These forfeitable shares of common stock are excluded from the weighted average shares outstanding since they are considered contingent shares for purposes of calculating loss per common share and are therefore excluded from basic net loss per share (see Note H).

The weighted average common shares issued and outstanding for the period from February 14, 2007 (inception) to September 30, 2007 take into effect the 11,500,000 shares outstanding during that period, less 1,500,000 shares subject to forfeiture. The weighted average common shares for the three and six month periods ended September 30, 2007, take into effect the 11,500,000 shares outstanding for the total number of days during each of those periods, less 1,500,000 shares subject to forfeiture.

As of September 30, 2007, the Company had 11,500,000 outstanding warrants, of which approximately 1,500,000 of such warrants are subject to forfeiture as more fully disclosed in Note D. The Company has not computed diluted loss per share since the impact of any common share equivalents would be anti-dilutive.

4. Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, exceeds the Federal depository insurance coverage of $100,000. As of September 30, 2007 and March 31, 2007 the Company had $186,585 and $275,000, respectively, in cash which exceeded Federally insured limits.

5. Fair Value of Financial Instruments:

The fair value of the Company’s assets and liabilities, except for the related party note, which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximate the carrying amounts represented in the balance sheet because of their short term maturities.

6. Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

7. Offering Costs:

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A “Expenses of Offering.” Deferred offering costs consisted principally of estimated legal, printing, accounting and related costs which were incurred in connection with the Offering and were charged to capital upon the completion of the Offering (See Note H).

Accrued offering costs as of September 30, 2007 and March 31, 2007 consisted principally of estimated unpaid legal, printing, accounting and related fees that were incurred in connection with the Offering.

The Company has made estimates of certain accrued offering costs included in these financial statements. In accordance with AICPA Statement of Position 94-6, “Disclosure of Certain Risks and Uncertainties”, the Company has determined that it is at least reasonably possible that these estimates may change in the near term, however, it is unlikely that the effect of this change could be material to the financial statements. The Company has accrued its best estimate of offering costs as of September 30, 2007 in accordance with SFAS No. 5, "Accounting for Contingencies."

8. Income Tax:

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company’s deferred tax asset is offset by a full valuation allowance at September 30, 2007 and March 31, 2007 due to the uncertainty as to whether the Company will generate sufficient future taxable income. Internal Revenue Code Section 382 (“Section 382”) provides a complex set of rules potentially limiting the use of net operating loss carryforwards and built in deduction items where there is a greater than 50% ownership change of the Company. Management is currently evaluating the impact that Section 382 will have on the Company’s ability to utilize the deferred tax asset.

9. Recent Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 from our inception (February 14, 2007). The adoption of FIN 48 had no effect on our financial position or results of operations.

In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements," ("SFAS 157"). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is still evaluating the impact that this standard will have on its financial position and results of operations.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective for us beginning with fiscal year 2008. The Company is currently evaluating the impact that the adoption of SFAS 159 will have on its consolidated financial statements.

NOTE C — INITIAL PUBLIC OFFERING

The Company’s Offering called for the public sale of up to 40,000,000 units (“Units”). Each Unit consisted of one share of the Company’s common stock, $0.001 par value, and one redeemable common stock purchase warrant (“Warrant”). The Offering price was $10.00 per unit. Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing on the later of (a) one year from the date of the final prospectus for the Offering or (b) the completion of a Business Combination with a target business, and will expire five years from the date of the prospectus. The Warrants are redeemable at the option of the Company at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the warrants during the exercise period, there will be no cash settlement of the warrants and the warrants will expire worthless.

The Registration Statement for the Company’s initial public offering was declared effective on October 10, 2007 and on October 16, 2007 the Company consummated the offering. On October 31, 2007, the underwriters exercised a portion of their over-allotment option (See Note H).

In connection with the Offering the Company agreed to pay the underwriters a fee of 7% of the gross offering proceeds. As further discussed in Note H, a portion of this fee was placed in trust on October 16, 2007 and October 31, 2007 and will be paid to the underwriters in connection with the consummation of an initial business combination and will not be available to the Company. In the event that the Company does not consummate its initial business combination by October 10, 2009, the underwriters will forfeit any right to that amount, which will be included in the liquidation distribution to the Company’s public stockholders.

Public stockholders (representing no more that 30% of the Company’s voting stock) voting against the Company’s Business Combination will be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account (before payment of deferred underwriting discounts and commissions and including interest earned on their pro rata portion on the trust account, net of income taxes payable on such interest and net of interest income of up to $3.5 million on the trust account balance previously released to the Company to fund its working capital requirements) if the Company’s business combination is approved and completed. If the initial business combination is not approved or completed for any reason, the public stockholders voting against the Company’s business combination would not be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account. Those public stockholders would be entitled to receive their pro rata share of the aggregate amount on deposit in the trust account only the event that the business combination they voted against was duly approved and subsequently completed, or in connection with the Company’s dissolution and liquidation.

Public stockholders who convert their common stock into a pro rata share of the trust account will be paid the conversion price on the closing date of the initial business combination and will continue to have the right to exercise any warrants they own.

NOTE D — RELATED PARTY TRANSACTIONS

SP Acq LLC is a holding company founded to hold an investment in the founder’s securities. The Chairman of the Company is the managing member of SP Acq LLC and the other directors and officers of the Company are also members of the SP Acq LLC. On March 22, 2007, SP Acq LLC purchased 11,500,000 of the Company’s founder’s units, each consisting of a common share and a warrant to purchase a common share, for a price of $25,000 in a private placement. The units are identical to those sold in the Offering, except that each of the founders agreed to vote its founder’s common stock in the same manner as a majority of the public stockholders who vote at the special or annual meeting called for the purpose of approving the Company’s Business Combination. As a result, they will not be able to exercise conversion rights with respect to the founder’s common stock if the Company’s Business Combination is approved by a majority of its public stockholders. The founder’s common stock included therein will not participate with the common stock included in the units sold in the Offering in any liquidating distribution. The founder’s units, including the founder’s shares and founder’s warrants may not be sold or transferred until at least one year after the completion of a Business Combination.

The founder’s units include up to 1,500,000 units as of September 30, 2007 that were subject to forfeiture by SP Acq LLC to the extent that the underwriters’ over-allotment option was not exercised or was exercised in part such that the holders of the Company’s founder’s units would collectively own 20% of the Company’s units after consummation of the Offering and exercise or expiration of the over-allotment option (assuming none of the holders of the founder’s units purchase units in the Offering). On October 31, 2007, 677,600 of such founder’s units were forfeited to the Company (see Note H).

The Company has issued warrants to purchase 11,500,000 common shares at $7.50 per share as part of the founder’s units in connection with its initial capitalization on March 22, 2007 (“Founder’s Warrants”). Founders’ Warrants are not redeemable while held by SP Acq LLC or its permitted transferees and the exercisability of Founder’s Warrants are subject to certain additional restrictions. Each Founder’s Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.50 only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period beginning 90 days after a Business Combination. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the warrants during the exercise period, there will be no cash settlement of the warrants and the warrants will expire worthless. As of September 30, 2007, 1,500,000 of such warrants were subject to forfeiture by SP Acq LLC to the extent that the underwriters’ over-allotment option was not exercised or was exercised in part. On October 31, 2007, 677,600 of such warrants were forfeited to the Company (see Note H).

Additionally, pursuant to the Director’s Purchase Agreement dated as of June 25, 2007, SP Acq LLC has sold a total of 500,000 founder’s units to certain directors of the Company.

SP Acq LLC, pursuant to an agreement dated March 22, 2007, sold to its affiliate Steel Partners II, L.P. a portion of its founder’s units, with the final number of units to be determined based on a formula in such agreement based on the number of units sold in the Offering once the underwriters’ over-allotment option is exercised or expires. As of October 31, 2007 upon the closing of the underwriters’ over-allotment option, Steel Partners II, L.P. owned 668,988 founder’s units (See Note H).

On October 16, 2007, SP Acq LLC purchased 7,000,000 warrants at a price of $1 per warrant (an aggregate purchase price of $7,000,000) from the Company in a private placement and not as part of the Offering. Each warrant (“Founders Warrant”) will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing on the completion of a Business Combination with a target business, and will expire October 10, 2012. SP Acq LLC has also agreed that the warrants purchased by it will not be sold or transferred until after the completion of a Business Combination, and will be non-redeemable so long as they are held by the Company’s founders or their permitted transferees. The Company believes the purchase price of these warrants equals the fair value of such warrants as of the purchase date. As of September 30, 2007 none of these warrants were issued by the Company.

On March 28, 2007 the Company issued a $250,000 unsecured promissory note to Steel Partners, Ltd., an affiliate of SP Acq LLC and the Company. This note bears interest at a rate of 5% per annum, is unsecured and principal and interest payments are due no later than December 31, 2007. Interest payable of $6,310 at September 30, 2007 relates to interest accrued on such promissory note.

Advances payable of $26,818 and $10,436 at September 30, 2007 and March 31, 2007, respectively, are due to Steel Partners, Ltd. These advances relate to certain costs paid by Steel Partners Ltd. on behalf of the Company. The Company intends to repay such advances and thus such amounts are reflected as a liability to affiliate. None of the officers and directors of the Company received compensation for their services to the Company.

The Company presently occupies office space provided by Steel Partners, Ltd. Steel Partners Ltd. has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office, administrative and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay Steel Partners, Ltd. $10,000 per month for such services. Services commenced on the closing of the Offering.

In addition, Steel Partners II, L.P., has entered into an agreement with the Company requiring Steel Partners II, L.P. to purchase 3,000,000 units (“Co-Investment Units”) at a price of $10 per unit (an aggregate price of $30,000,000) from the Company in a private placement that will occur immediately prior to the Company’s consummation of a Business Combination. These private placement units will be identical to the units sold in the Offering. It has also agreed that these units will not be sold, transferred, or assigned until at least one year after the completion of the Business Combination. In the event that Steel Partners II, L.P. does not purchase the Co-Investment Units, SP Acq LLC, Steel Partners II, L.P. and the directors who purchased founder’s units have agreed to surrender and forfeit its founders’ units and additional founders’ additional warrants to the Company, provided however that such surrender and forfeiture will not be required if SP Acq LLC purchases the Co-Investment Units. In such event, Steel Partners II, L.P. has agreed to transfer its founder’s units to SP Acq LLC. None of these units have been issued by the Company as of September 30, 2007.

NOTE E — PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares have been issued as of September 30, 2007.

NOTE F — UNIT DIVIDENDS

Effective August 8, 2007, the Board of Directors of the Company declared a unit dividend to the holders of record. The dividend consisted of 0.15 units for each outstanding share of common stock and totaled 1,125,000 units. Effective September 4, 2007, the Board of Directors of the Company declared a unit dividend to the holders of record. The dividend consisted of one third of a unit for each outstanding share of common stock and totaled 2,875,000 units. All of the unit holders agreed to transfer their units due them with respect to these dividends to SP Acq LLC.

NOTE G — WARRANTS

As disclosed in Note D, the founder’s warrants and additional founder’s warrants have certain restrictions and may be surrendered or forfeited under certain circumstances.

NOTE H — SUBSEQUENT EVENT

The registration statement for the Company’s Offering was declared effective October 10, 2007. The Company consummated the Offering on October 16, 2007 of 40,000,000 units and received total gross proceeds of $400,000,000. Net proceeds were $370,969,951 after the underwriters’ discount of $28,000,000 and offering costs of $1,030,049. Simultaneously with the consummation of the Offering, the Company consummated the private placement of 7,000,000 warrants to SP Acq LLC at a price of $1 per warrant (an aggregate purchase price of $7,000,000) (see Note D).

A total of $394,000,000, including $371,000,000 of the net proceeds from the Offering, $7,000,000 from the`private placement of warrants and $16,000,000 of deferred underwriting discounts and commissions, has been placed in a trust account at JPMorgan Chase Bank, N.A., with the Continental Stock Transfer & Trust Company as trustee (the “Trust”). Additionally, on October 16, 2007, an aggregate of $1,000,000 was distributed to the Company, representing $900,000 to pay offering expenses and $100,000 for working capital. Under terms of the investment management trust agreement, an additional amount of up to $3,500,000 of interest income may be released to the Company, subject to availability, and may be used to pay offering expenses, accounting, legal, due diligence and other expenses. The remaining proceeds held in the Trust will not be released from the Trust until the earlier of the completion of the Company’s Initial Business Combination or the liquidation of the Company. In the event the Company does not consummate a business combination on or before October 10, 2009, the proceeds held in the Trust will be distributed to the Company’s public stockholders, excluding the founding stockholders to the extent of their pre-Offering stockholdings.

Additionally, pursuant to the Director’s Purchase Agreement dated as of June 25, 2007, SP Acq LLC sold 500,000 of the additional founder’s warrants to certain directors on October 16, 2007.

On October 31, 2007, the underwriters exercised a portion and terminated the balance of their over-allotment option granted in connection with the initial public offering and consummated the purchase of an additional 3,289,600 units at a price of $10.00 per unit, for gross proceeds of $32,896,000 or net proceeds of $30,593,280, net of the underwriters’ fee of $2,302,720. A total of $31,909,120, including net proceeds, and $1,315,840 of deferred underwriters’ fees, was deposited in the Trust account.

The Company has incurred an underwriters’ fee of 7% of the gross offering proceeds in connection with the completion of the Offering and the over-allotment exercise for a total of $30,302,720 in underwriting fees. Of these fees, $12,000,000 was paid at the closing of the Offering on October 16, 2007, $986,880 was paid at the closing of the over-allotment exercise on October 31, 2007 and $17,315,840 is held in the Trust and will be paid to the underwriters in connection with the consummation of a Business Combination. In the event that the Company does not consummate its initial business combination by October 10, 2009, the underwriters will forfeit any right to that amount, which will be included in the liquidation distribution to the Company’s public stockholders.

As a result of the partial exercise of the underwriters’ over-allotment option on October 31, 2007, SP Acq LLC surrendered 677,600 units (out of a total of 1,500,000 units they held prior to the Company’s initial public offering that were subject to forfeiture) to the Company and will retain the balance of their pre-initial public offering units. In addition, on October 31, 2007, SP Acq LLC transferred an additional 6,197 units to Steel Partners II, L.P. bringing the total founders units held by Steel Partners II L.P. to 668,988.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management's Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operation, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Security Act”) and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company organized under the laws of the State of Delaware on February 14, 2007. We were formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses or assets, which we refer to as our “initial business combination.” To date, our efforts have been limited to organizational activities as well as activities related to our initial public offering (the “Offering”). On October 16, 2007, we completed our Offering of 40,000,000 units at a price of $10 per unit. On October 31, 2007 the underwriters of our Offering exercised their option to purchase an additional 3,289,600 units at a price of $10 per unit. We received total net proceeds of $401,563,231 from our Offering and exercise of the underwriters’ option.

We issued to SP Acq LLC, in a private placement, 7,000,000 warrants concurrently with the Offering, at a price of $1 per warrant (an aggregate purchase price of approximately $7,000,000), which we will refer to as “additional founders’ warrants.” A total of 500,000 additional founders warrants were subsequently sold to certain directors of the Company. The purchase and issuance of the additional founders’ warrants occurred simultaneously with the consummation of the Offering on a private placement basis.

For a description of the proceeds of our recently completed Offering and a discussion of the use of such proceeds, we refer you to Note H of the unaudited condensed financial statements included in Part I, Item 1 of this Current Report on Form 10-Q.

We intend to utilize the cash derived from the proceeds of our recently completed Offering, our capital stock, debt or combination of cash, capital stock and debt, to effect an initial business combination.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to consummate our Offering and the sale of the additional founder’s warrants. Following the Offering, we will not generate any operating revenues until after completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents.. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially following the closing of the Offering and the sale of the additional founder’s warrants.

For the three and six months ended September 30, 2007, and for the period from February 14, 2007 (inception) through September 30, 2007, we had a net loss of $14,375, $17,692 and $43,128, respectively. We incurred costs of $749,994 with regard to the Offering which were classified as deferred offering costs on our balance sheet at September 30, 2007.

Our entire activity from February 14, 2007 (inception) through September 30, 2007 has been to prepare for our Offering.

Liquidity and Capital Resources

As of September 30, 2007, we have cash of $186,585. Until the initial public offering, as described above, our only source of liquidity was a loan made by Steel Partners, Ltd. an affiliate of SP Acq LLC and the Company, advances made by Steel Partners, Ltd, and our initial sale of common stock. As of September 30, 2007, we owe Steel Partners, Ltd. $250,000 for a loan, due December 31, 2007, as well as $6,310 for interest accrued on the loan, as well as $26,818 for certain advances. Our liquidity needs have been satisfied to date through the receipt of $25,000 for the purchase of founder’s shares by SP Acq LLC and the loan and advances, as described above. Our liabilities were all related to costs associated with the Offering, as well as audit fees and interest on the loan.

We believe that, with the consummation of the Offering and the exercise of the over-allotment option and the sale of the additional founder’s warrants, the funds available to us outside of the trust account, together with interest income of up to $3.5 million on the balance of the trust account which may be released to us for working capital requirements, will be sufficient to allow us to operate for at least the next 24 months, assuming that our initial business combination is not consummated during that time.

We do not believe we will need additional financing in order to meet the expenditures required for operating our business prior to our initial business combination. However, we will rely on interest earned of up to $3.5 million on the trust account to fund such expenditures and, to the extent that the interest earned is below our expectation, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing to consummate our initial business combination because we may become obligated to convert into cash a significant number of shares of public stockholders voting against our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Contractual Obligations

The Company does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in Note B to the condensed financial statements. However, certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the condensed financial statements are subject to an inherent degree of uncertainty. In applying those policies, management used its judgment to determine the appropriate assumptions to be used in determination of certain estimates. These estimates are based on the Company’s historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

As of September 30, 2007, our efforts were limited to organizational activities and activities relating to our initial public offering; we had neither engaged in any operations nor generated any revenues.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $418,909,120 of the net Offering proceeds, including $17,315,840 of the proceeds attributable to the underwriters’ deferred fees from the Offering, as well as $7,000,000 of the proceeds of the private placement of 7,000,000 additional founders warrants were placed in a trust account at JPMorgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of October 31, 2007, the balance in the trust account was $427,168,000. The proceeds held in trust have only been invested in U.S. Government securities having a maturity of 90 days or less or in money market funds which invest principally in either short term securities issued or guaranteed by the United States or having the highest rating form a recognized credit rating agency or tax exempt municipal bonds issued by government entities located within the United States or otherwise meeting the conditions under Rule 2a-7 under the Investment Company Act. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. As of October 31, 2007, the effective annualized interest rate payable on our investment was approximately 3.77%. Assuming no other changes to our holdings at October 31, 2007, a 1% decrease in the underlying interest rate payable on our investment as of October 31, 2007 would result in a decrease of approximately $1,068,000 in the interest earned in our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Operating Officer and Secretary.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief operating officer and secretary carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of September 30, 2007. Based on their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and our chief operating officer and secretary and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially form those in this report are any of the risks described in our prospectus dated October 10, 2007 filed with the SEC. Any of these factors could result in significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of November 16, 2007 there have been no material changes to the risk factors disclosed in our prospectus dated October 10, 2007, filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SP Acq LLC is a holding company founded to hold an investment in the founder’s securities. The Chairman of the Company is the managing member of SP Acq LLC and the other directors and officers of the Company are also members of the SP Acq LLC. On March 22, 2007, SP Acq LLC purchased 11,500,000 of the Company’s founder’s units, each consisting of a common share and a warrant to purchase a common share, for a price of $25,000 in a private placement. The founders’ units are identical to those sold in the Offering, except that each of the founders agreed to vote its founder’s common stock in the same manner as a majority of the public stockholders who vote at the special or annual meeting called for the purpose of approving the Company’s Business Combination. As a result, they will not be able to exercise conversion rights with respect to the founder’s common stock if the Company’s Business Combination is approved by a majority of its public stockholders. The founder’s common stock included therein will not participate with the common stock included in the units sold in the Offering in any liquidating distribution. The founder’s units, including the founder’s shares and founder’s warrants may not be sold or transferred until at least one year after the completion of a Business Combination.

A total of 677,600 founder’s units were subsequently forfeited by SP Acq LLC following the partial exercise of the underwriters’ over-allotment option so that the holders of the Company’s founder’s units would collectively own 20% of the Company’s units after consummation of the Offering and exercise or expiration of the over-allotment option. On October 31, 2007, the underwriters’ exercised their option for an additional 3,289,600 units (54.8% of the over-allotment option).

We also consummated the private sale of 7,000,000 warrants simultaneously with the consummation of our Offering at a price of $1.00 per warrant (for an aggregate purchase price of $7,000,000). The warrants were purchased by SP Acq LLC.

Each of the aforementioned issuances were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.. The Section 4(2) exemption applies because the founders’ units and additional founders’ warrants were sold to a limited number of people all of when were accredited investors as defined in the Securities Act. In addition, we have placed a restrictive legend on the back of the founders’ units, the securities underlying the founders’ units and the additional founders’ warrants alerting the buyer to the restrictive character of the securities.

Use of Proceeds From the Offering

On October 16, 2007 we closed our public offering of 40,000,000 units, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $7.50 per share. On October 31, 2007 we closed the underwriters’ over-allotment option for an additional 3,289,600 units and the underwriters terminated the balance of their over-allotment option. The units from the public offering and the over-allotment units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $432,896,000. UBS Investment Bank and Ladenburg Thalmann & Co. Inc. served as joint book-running managers for the offering, with Jeffries and Company serving as co-manager (together, the “Underwriters”). The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-142696). The Securities and Exchange Commission declared the registration statement effective on October 10, 2007.

We incurred a total of $30,302,720 in underwriting discounts and commissions and $1,030,049 for other costs and expenses related to the offering and the over-allotment option.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds from the offering including the over-allotment, the deferred underwriting fees and the proceeds from the private placement of 7,000,000 additional founders’ warrants, $425,909,120 (or approximately $9.84 per unit sold in the initial public offering) was placed in trust.

For a description of the use of proceeds generated in our initial public offering, see Part 1, Item 1 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

An index of exhibits filed as part of this Report is on page 20.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SP Acquisition Holdings, Inc.

	By:	/s/ Warren G. Lichtenstein
Warren G. Lichtenstein
Dated: November 16, 2007		Chairman, President and Chief Executive Officer

By:	/s/ Jack L. Howard
Jack L. Howard
Chief Operating Officer and Secretary (Principal financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a -14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Principal Accounting Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002