Form 10-K
period 2007-12-31
SP Acquisition Holdings, Inc.
filed 2008-03-27
CIK 1393718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

Commission File Number 001-33711

SP Acquisition Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	20-8523583 (IRS Employer Identification Number)

590 Madison Avenue
32nd Floor
New York, New York 10022
(Address of principal executive offices)

(212) 520-2300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Units, each consisting of one share of Common Stock, $0.001 par value, and one Warrant	American Stock Exchange
Common Stock included in the Units	American Stock Exchange
Warrants included in the Units	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
Yes ☒ No ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on March 19, 2008, as reported on the American Stock Exchange was approximately $398,264,320. (The registrant became subject to the reporting requirements of the Exchange Act in October 2007 and, therefore, is not able to provide information about the market value as of the end of the second quarter of 2007.)

In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of March 25, 2008 was 54,112,000.

Forward-Looking Statements

This report, and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	ability to complete a combination with one or more target businesses;

•	success in retaining or recruiting, or changes required in, our management or directors following a business combination;

•	potential inability to obtain additional financing to complete a business combination;

•	limited pool of prospective target businesses;

•	potential change in control if we acquire one or more target businesses for stock;

•	public securities’ limited liquidity and trading;

•	failure to list or the delisting of our securities from the American Stock Exchange or an inability to have our securities listed on the American Stock Exchange following a business combination;

•	use of proceeds not in trust or available to us from interest income on the trust account balance; or

•	financial performance.

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this report to “we,” “us” or “our company” refer to SP Acquisition Holdings, Inc. References to “public stockholders” refer to purchasers of our securities by persons other than our founders in, or subsequent to, our initial public offering.

Except as otherwise indicated herein, all unit amounts reflect dividends paid by the company of (i) 0.15 units for each unit outstanding on August 8, 2007 and (ii) one third of a unit for each unit outstanding on September 4, 2007.

i

PART I

ITEM 1. Business

General

We are a blank check company organized under the laws of the State of Delaware on February 14, 2007. We were formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses or assets, which we refer to as our “initial business combination.” Our efforts in identifying a prospective target business are not limited to a particular industry.

A registration statement for our initial public offering was declared effective on October 10, 2007. On October 16, 2007, we sold 40,000,000 units in our initial public offering, and on October 31, the underwriters for our initial public offering purchased an additional 3,289,600 units pursuant to an over-allotment option. Each unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase one share of our common stock at a price of $7.50 commencing on the later of our consummation of a business combination or October 10, 2008, provided in each case that there is an effective registration statement covering the shares of common stock underlying the warrants in effect. The warrants expire on October 10, 2012, unless earlier redeemed.

On March 22, 2007, SP Acq LLC, which is controlled by Warren G. Lichtenstein, our Chairman, President, and Chief Executive Officer, purchased 11,500,000 of our units, which we refer to as founder’s units (and the shares of common stock and warrants comprising the founder’s units are referred to founder’s shares and initial founder’s warrants, respectively). SP Acq LLC subsequently purchased on October 16, 2007 an aggregate of 7,000,000 warrants, which we refer to as additional founder’s warrants, at a price of $1.00 per warrant ($7.0 million in the aggregate) in a private placement that occurred immediately prior to our initial public offering. In addition, Steel Partners II, L.P., an affiliate of SP Acq LLC, has entered into an agreement with us requiring it to purchase 3,000,000 of our units, which we refer to as the co-investment units, from us at a price of $10.00 per unit ($30.0 million in the aggregate) in a private placement that will occur immediately prior to the consummation of our initial business combination.

We received gross proceeds of approximately $439,896,000 from our initial public offering and sale of the additional founder’s warrants. Of those gross proceeds, approximately $17,315,840 is attributable to the portion of the underwriters’ discount, which has been deferred until the consummation of our initial business combination. Net proceeds of approximately $425,909,120 were deposited into a trust account and will be part of the funds distributed to our public stockholders in the event we are unable to complete a business combination. Unless and until a business combination is consummated, the proceeds held in the trust account will not be available to us. For a more complete discussion of our financial information, see the section appearing elsewhere in our Annual Report on Form 10-K entitled “Selected Financial Data.”

Our efforts in identifying a prospective acquisition target are not limited to a particular industry. Instead, we focus on industries and target businesses in the United States, Europe, and Asia, that may provide significant opportunity for value creation. Our investment philosophy is based on the strategies employed by Steel Partners, which reflect a value-orientation and investment discipline that are the result of having investments in public and private debt and equity, as well as distressed debt over 17 years in a diverse range of industries. This includes investments where Steel Partners has exercised control over the portfolio company. Steel Partners focuses on maintaining discipline with respect to purchase price, analyzing the business based on long-term value creation that can be achieved, extensive business and financial analysis and utilizing numerous resources to maximize value post-acquisition.

Similar to those strategies employed by Steel Partners, we have identified certain criteria and guidelines that we believe are important in evaluating prospective target businesses. However, we may decide to enter into an initial business combination with a target business or businesses that do not meet all of these criteria and guidelines.

We intend to benefit from the investment criteria employed by Steel Partners. We seek to acquire established businesses that are easy to understand. Additionally, we target businesses that we believe are fundamentally sound but potentially in need of certain financial, operational, strategic or managerial redirection to maximize value. We do not intend to acquire start-up companies, companies with speculative business plans or companies that are excessively leveraged.

Competitive Strengths

We believe that we have the following competitive strengths:

Experienced management.

Warren G. Lichtenstein, Co-Founder of Steel Partners II, L.P.

•	Chairman, President and Chief Executive Officer of SP Acquisition Holdings, Inc.

•	More than 19 years of experience investing globally in public and private companies, including debt and equity securities.

•
Co-Founded and manages Steel Partners II, L.P., Steel Partners Japan Strategic Fund (Offshore), L.P., Steel Partners China Access I L.P., with more than approximately $5.3 billion under management as of December 31, 2007.

•	Managing Member of Steel Partners II GP LLC, general partner of Steel Partners II, L.P.

•	Chief Executive Officer of Steel Partners LLC, a global investment management firm.

•	Extensive global experience serving on and leading boards of directors, including serving in Chairman and Chief Executive Officer positions of portfolio companies.

Jack L. Howard, Co-Founder of Steel Partners II, L.P.

•	Chief Operating Officer and Secretary of SP Acquisition Holdings, Inc.

•	More than 22 years of experience in sourcing, evaluating, structuring and managing investments.

•	Co-Founded Steel Partners II, L.P.

•	President of Steel Partners LLC, a global investment management firm.

•	Extensive experience serving on and leading boards of directors, including serving in Chairman and Chief Executive Officer positions of portfolio companies.

James R. Henderson, Managing Director and operating partner of Steel Partners LLC

•	Executive Vice President of SP Acquisition Holdings, Inc.

•	More than 26 years of experience as an operating executive in various companies, including serving in senior executive capacities.

•	Extensive experience serving on and leading boards of directors, including serving in Chairman and Chief Executive Officer positions of portfolio companies.

Access to Steel Partners investment platform.

The senior investment professionals of Steel Partners have extensive experience investing in public and private equity and debt, including distressed debt, with various degrees of control. Steel Partners manages approximately $5.3 billion of assets as of December 31, 2007. We will have access to the broad capabilities of Steel Partners and its professionals based in New York, Los Angeles and London.

Deal sourcing network.

We believe we are well positioned to source a business combination as a result of our access to Steel Partners’ extensive infrastructure, which includes its offices located in New York, Los Angeles and London and 13 investment professionals. We intend to capitalize on the diverse deal-sourcing opportunities that we believe Steel Partners brings to us as a result of its investment experience, track record and extensive network of relationships including private equity sponsors, management teams of public and private companies, investment bankers, commercial bankers, brokers, attorneys, accountants and investors throughout the United States, Asia and Europe.

Disciplined investment process.

In identifying potential target businesses, we apply Steel Partners’ investment process. This includes analysis of, among other things: (i) the acquisition multiple; (ii) historic and projected financials; (iii) the key drivers of revenues and the balance between unit volume and pricing factors; (iv) key cost components, including raw materials, labor, overhead, insurance, etc.; (v) capital expenditures; (vi) working capital needs; (vii) micro and macroeconomic trends that impact the business and the industry; (viii) the business’s products and its sales channels; (ix) qualitative analysis of company management; (x) the competitive dynamics of the industry and the target company’s position; and (xi) input from third-party consultants.

Experience with middle market companies.

We expect to benefit from Steel Partners’ experience, which has historically been focused on investments in middle market companies. We use Steel Partners’ network of relationships including private equity sponsors, management teams of public and private companies, investment bankers, commercial bankers, brokers, attorneys, accountants and investors throughout the United States, Asia and Europe to locate potential target businesses. Through Steel Partners’ experience of investing in numerous companies, most of which are middle-market, it has developed an extensive network of relationships and possesses valuable insights into industry trends.

Access to Steel Partners’ infrastructure.

Steel Partners’ offices in New York, Los Angeles and London have more than 25 employees, including 13 investment and operating professionals, who are available to support our operations. Steel Partners’s finance and administration function which addresses legal, compliance, and operational matters will also be available to us.

Steel Partners Senior Management

In addition to Messrs. Lichtenstein, Howard and Henderson, the following members of Steel Partners senior management are involved in helping us to source, analyze and execute a business combination. We have no agreements or understandings between us and Steel Partners regarding the use of Steel Partners employees (and we incur no additional costs with respect to the use of such employees). None of such employees is required to devote a specific amount of time to efforts on our behalf.

Sanford Antignas, Managing Director, Chief Operating Officer, Secretary, and investment professional of Steel Partners LLC— Mr. Antignas has been associated with Steel Partners LLC and its affiliates since November 2006. From 1996 to February 2005 he served as a senior investment professional of Bassini, Playfair and Associates LLC, an emerging markets private equity firm, in various capacities where his last position was Managing Director. While there he served as its Chief Financial Officer from 1996 to 2003 and as a director of eleven of its portfolio companies in various countries, and as the interim Chief Executive Officer of one such company. From 1994 to 1996, Mr. Antignas was Director of International Investments at American International Group Inc. and served as a Managing Director of its AIG Capital Partners subsidiary. From 1987 to 1993, he served in various capacities with GE Capital Corporation in its Corporate Finance Group where his last position was Vice President. From 1983 to 1985, Mr. Antignas was with the Middle/Emerging Markets Business Services practice at Deloitte Haskins and Sells, a public accounting firm, and then served on the staff of its national office until 1987. Mr. Antignas graduated from the University of California, Berkeley with a B.S. in Business Administration. He earned an M.B.A. from New York University. Mr. Antignas is also a degree candidate for a Master of International Affairs from Columbia University. He is a Certified Public Accountant.

Glen M. Kassan, Managing Director and operating partner of Steel Partners LLC— Mr. Kassan has been associated with Steel Partners LLC and its affiliates since August 1999. He served as the Vice President, Chief Financial Officer and Secretary of WebFinancial Corporation, which through its operating subsidiaries, operates niche banking markets, from June 2000 until April 2007. He has served as a director of SL Industries, Inc., a designer and manufacturer of power electronics, power motion equipment, power protection equipment, and teleprotection and specialized communication equipment, since January 2002, its Vice Chairman since August 2005 and served as its President from February 2002 to August 2005. Mr. Kassan has served as a director of WHX Corporation, a holding company, since July 2005 and as its Vice Chairman, Chief Executive Officer and Secretary since October 2005. Mr. Kassan has previously served as a director of American Magnetics Corporation, Damon Corporation, Puroflow Incorporated, Tandycrafts Inc., United Industrial Corporation and U.S. Diagnostic Labs, Inc. Mr. Kassan graduated from Northeastern University with a B.S. in Accounting. He earned a J.D. from Brooklyn Law School and an LLM in Taxation from New York University School of Law. Mr. Kassan is a Certified Public Accountant.

John McNamara, Managing Director-Head Capital Markets and investment professional of Steel Partners LLC— Mr. McNamara has been associated with Steel Partners LLC and its affiliates since May 2006. From 1995 to April 2006, Mr. McNamara served in various capacities at Imperial Capital, an investment banking firm, where his last position was Managing Director and Partner. As a member of Imperial Capital’s Corporate Finance Group, he provided advisory services for middle market companies in the areas of mergers and acquisitions, restructurings and financings. From 1988 to 1995, Mr. McNamara held various positions with Bay Banks, Inc., a commercial bank, where he served in lending and work-out capacities. Mr. McNamara has served as a director of WHT Corporation, a holding company, since February 2008. Mr. McNamara graduated from Ithaca College with a B.S. in Economics.

John J. Quicke, Managing Director and operating partner of Steel Partners LLC— Mr. Quicke has been associated with Steel Partners LLC and its affiliates since September 2005. Mr. Quicke has served as a director of Adaptec, Inc., a storage solutions provider, since December 2007. He has served as a director of Collins Industries, Inc., a subsidiary of BNS Holding, Inc., a manufacturer school buses, ambulances and terminal trucks, since October 2006. He has served as a director of Angelica Corporation, a provider of healthcare linen management services, since August 2006. He has served as Chairman of the Board of NOVT Corporation, a former developer of advanced medical treatments for coronary and vascular disease, from January 2008and served as President and Chief Executive Officer of NOVT from April 2006 to November 2006. He has served as a director of WHX Corporation, a holding company, since July 2005 and as a Vice President since October 2005. Mr. Quicke served as a director of Layne Christensen Company, a provider of products and services for the water, mineral construction and energy markets, from October 2006 to June 2007. Mr. Quicke served as a director, President and Chief Operating Officer of Sequa Corporation, a diversified industrial company, from 1993 to March 2004, and Vice Chairman and Executive Officer of Sequa from March 2004 to March 2005. As Vice Chairman and Executive Officer of Sequa, Mr. Quicke was responsible for the Automotive, Metal Coating, Specialty Chemicals, Industrial Machinery and Other Product operating segments of the company. From March 2005 to August 2005, Mr. Quicke occasionally served as a consultant to Steel Partners II, L.P. and explored other business opportunities. Mr. Quicke graduated from the University of Missouri with a B.S. in Business Administration. He is a Certified Public Accountant and a member of the AICPA.

Joshua Schechter, Managing Director and investment professional of Steel Partners LLC— Mr. Schechter has been associated with Steel Partners LLC and its affiliates since June 2001. Schechter served as a director of Jackson Products, Inc., a safety products manufacturer, from February 2004 to December 2007. Mr. Schechter from 1998 to 2001 held various positions in the Corporate Finance Group of Imperial Capital LLC, an investment banking firm. From 1997 to 1998, he was an Analyst with Leifer Capital Inc., an investment bank. From 1996 to 1997, Mr. Schechter was a Tax Consultant at Ernst & Young LLP. Mr. Schechter previously served as a director of Puroflow Incorporated. Mr. Schechter graduated from the University of Texas, Austin with both a B.B.A. in Accounting and a Master of Professional Accounting.

Joonho Um, Managing Director and investment professional of Steel Partners LLC— Mr. Um has been associated with Steel Partners LLC and its affiliates since March 2005. He covers Asia excluding Japan and China. From March 2003 to December 2004, he was the General Manager of Green Fire & Marine Insurance in Seoul, a property and casualty insurance company, where he was responsible for the Asset Management and Financial Planning departments. From 1999 to 2002, Mr. Um was a foreign currency trader with Banc of America Securities in San Francisco. From 1994 to 1997, he was an Analyst at Solomon Brothers in New York and San Francisco. From 1992 to 1994 he was in the management training program at Primerica Corp., a financial services firm, in New York and Baltimore. Mr. Um graduated from the Wharton School of the University of Pennsylvania with a B.S. in Economics in 1992.

Luke Wiseman, Managing Director and investment professional of Steel Partners (UK) Limited— Mr. Wiseman has been associated with Steel Partners (UK) Limited, the London based research subsidiary of an affiliate of Steel Partners LLC, since April 2005. He has certain responsibilities related to the firm’s European investments. Since September 2006 he has served as a non-executive director of API plc, a packaging materials manufacturer. From October 2000 to April 2005, Mr. Wiseman was an Analyst and Portfolio Manager at Carlson Capital, a Hedge Fund, where he managed an equity long/short portfolio of European consumer and industrial stocks. From 1998 to 2000, he was an Analyst with Donaldson Lufkin and Jenrette in London in equity research covering European retail stocks. From 1995 to 1998, Mr. Wiseman served in the European equity sales group of UBS Securities in London. From 1991 to 1994, he was with Tayrich Ltd., a privately owned commercial carpet distributor in the United Kingdom, where he served as a Board Member and was responsible for developing sales in continental Europe. From 1989 to 1991, he was with the Institutional Sales, European Markets area, of Morgan Stanley. From 1986 to 1988, he was with Hoare Govette, a brokerage firm in London where he worked in institutional equity sales. From December 2005 to September 2006 he was a non-executive director of Nettec plc.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. While substantially all of the net proceeds of our initial public offering are allocated to completing an initial business combination, the proceeds are not otherwise designated for more specific purposes. Accordingly, there is no current basis for shareholders to evaluate the specific merits or risks of one or more target businesses at the time of your investment. If we engage in an initial business combination with a target business using our capital stock or debt financing to fund the combination, proceeds from our initial public offering, the sale of the additional founder’s warrants and the sale of the co-investment units will then be used to undertake additional acquisitions or to fund the operations of the target business on a post-combination basis. We may engage in an initial business combination with a company that does not require significant additional capital but is seeking a public trading market for its shares, and which wants to merge with an already public company to avoid the uncertainties associated with undertaking its own public offering. These uncertainties include time delays, compliance and governance issues, significant expense, a possible loss of voting control, and the risk that market conditions will not be favorable for an initial public offering at the time its initial public offering is ready to be commenced. We may seek to effect a business combination with more than one target business, although our limited resources may serve as a practical limitation on our ability to do so.

We have not identified a target business

We are currently in the process of identifying and evaluating targets for a potential transaction. We have not entered into any definitive business combination agreement.

Subject to the requirement that a target business or businesses have a fair market value of at least 80% of the sum of the balance in the trust account plus the proceeds of the co-investment (excluding deferred underwriting discounts and commissions of approximately $17.3 million) at the time of our initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. Accordingly, there is no current basis for shareholders to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

Sources of target businesses

We expect that our principal means of identifying potential target businesses will be through the extensive contacts and relationships of our officers and directors and Steel Partners. While our officers are not required to commit to our business on a full-time basis and our directors have no commitment to spend any time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers and their access to Steel Partners professionals will generate a number of potential business combination opportunities that will warrant further investigation. Various unaffiliated parties, such as private equity sponsors, management teams of public and private companies, investment bankers, commercial bankers, brokers, attorneys, accountants and investors throughout the United States, Asia and Europe and similar sources, may also bring potential target businesses to our attention.

We may pay fees or compensation to third parties for their efforts in introducing us to potential target businesses that we have not previously identified. Such fees or compensation may be calculated as a percentage of the dollar value of the transaction and/or may involve monthly retainer payments. We will seek to negotiate the lowest reasonable percentage fee consistent with the attractiveness of the opportunity and the alternatives, if any, that are then available to us. Payment of finder’s fees is customarily tied to completion of a transaction. Although it is possible that we may pay finder’s fees in the case of an uncompleted transaction, we consider this possibility to be extremely remote. In no event will we pay any of our officers or directors or any entity with which they or we are affiliated, including Steel Partners, any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of an initial business combination, other than reimbursement for out-of-pocket expenses and an aggregate of $10,000 per month for office space, secretarial and administrative services. In addition, none of our officers or directors or any entity with which they are affiliated, including Steel Partners, will receive any finder’s fee, consulting fees or any similar fees from any person or entity in connection with any initial business combination involving us other than any compensation or fees that may be received for any services provided following such initial business combination.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of the sum of the balance in the trust account plus the proceeds of the co-investment (excluding deferred underwriting discounts and commissions of approximately $17.3 million) at the time of such initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We will only consummate a business combination in which we become the controlling shareholder of the target. The key factors that we will rely on in determining controlling shareholder status would be our acquisition of at least 51% of the voting equity interests of the target company and control of the majority of any governing body of the target company. We will not consider any transaction that does not meet such criteria. In addition, we will not enter into our initial business combination with any entity in which any of our officers, directors or Steel Partners or its affiliates has a financial interest.

In evaluating a prospective target business, our management will consider a variety of criteria and guidelines, including the following:

•	financial condition and results of operations;

•	growth potential;

•	brand recognition and potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	stage of development of the business and its products or services;

•	existing distribution arrangements and the potential for expansion;

•	degree of current or potential market acceptance of the products or services;

•	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

•	impact of regulation on the business;

•	seasonal sales fluctuations and the ability to offset these fluctuations through other business combinations, introduction of new products, or product line extensions;

•	costs associated with effecting the business combination;

•	industry leadership, sustainability of market share and attractiveness of market sectors in which target business participates;

•	degree to which Steel Partners professionals have investment and operating experience and have had success in the target business’s industry; and

•	macro competitive dynamics in the industry within which each company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management to our business objective. In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete the initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. We expect that due diligence of prospective target businesses will be performed by some or all of our officers, directors and Steel Partners professionals. We may engage market research firms or third-party consultants to assist us with performing due diligence and valuations of the target company. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a potential or initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete an initial business combination.

Fair market value of target business or businesses and determination of offering amount

The initial target business or businesses with which we combine must have a collective fair market value equal to at least 80% of the sum of the balance in the trust account plus the proceeds of the co-investment (excluding deferred underwriting discounts and commissions of approximately $17.3 million) at the time of such initial business combination. Accordingly, there is no limitation on our ability to raise funds privately or through loans that would allow us to acquire a target business or businesses with a fair market value considerably greater than 80% of the sum of the balance in the trust account plus the proceeds of the co-investment (excluding deferred underwriting discounts and commissions as described above) at the time of our initial business combination. If we acquire less than 100% of one or more target businesses in our initial business combination, the aggregate fair market value of the portion or portions we acquire must equal at least 80% of the sum of the balance in the trust account plus the proceeds of the co-investment (excluding deferred underwriting discounts and commissions as described above) at the time of such initial business combination. The fair market value of a portion of a target business will be calculated by multiplying the fair market value of the entire business by the percentage of the target business we acquire. We may seek to consummate our initial business combination with a target business or businesses with a collective fair market value in excess of the balance in the trust account. However, we would need to obtain additional financing to consummate such an initial business combination, and there is no assurance we would be able to obtain such financing.

In determining the size of our initial public offering, our management concluded, based on their collective experience, that the size of our initial public offering, together with the proceeds from the sale of the additional founder’s warrants and the sale of the co-investment units, will provide us with sufficient equity capital to execute our business plan. We believe that this amount of equity capital, plus our ability to finance an acquisition using stock or debt in addition to the cash held in the trust account, will give us substantial flexibility in selecting an acquisition target and structuring our initial business combination. This belief is not based on any research, analysis, evaluations, discussions, or compilations of information with respect to any particular investment or any such action undertaken in connection with our organization. We cannot assure you that our belief is correct, that we will be able to successfully identify acquisition candidates, that we will be able to obtain any necessary financing or that we will be able to consummate a transaction with one or more target businesses whose fair market value, collectively, is equal to at least 80% of the sum of the balance in the trust account plus the proceeds of the co-investment (excluding deferred underwriting discounts and commissions of approximately $17.3 million) at the time of the initial business combination.

In contrast to many other blank check companies that must combine with one or more target businesses that have a fair market value equal to 80% or more of the acquiring company’s net assets, we will not combine with a target business or businesses unless the fair market value of such entity or entities meets a minimum valuation threshold of 80% of the sum of the amount in the trust account plus the proceeds of the co-investment (excluding deferred underwriting discounts and commissions of approximately $17.3 million). We have used this criterion to provide investors and our officers and directors with greater certainty as to the fair market value that a target business or businesses must have in order to qualify for our initial business combination. The determination of net assets requires an acquiring company to have deducted all liabilities from total assets to arrive at the balance of net assets. Given the ongoing nature of legal, accounting, stockholder meeting and other expenses that will be incurred immediately before and at the time of an initial business combination, the balance of an acquiring company’s total liabilities may be difficult to ascertain at a particular point in time with a high degree of certainty. Accordingly, we have determined to use the valuation threshold of 80% of the sum of the amount in the trust account plus the proceeds of the co-investment (excluding deferred underwriting discounts and commissions of approximately $17.3 million) for the fair market value of the target business or businesses with which we combine so that our officers and directors will have greater certainty when selecting, and our investors will have greater certainty when voting to approve or disapprove, a proposed initial business combination with a target business or businesses that such target business or businesses will meet the minimum valuation criterion for our initial business combination.

Our board of directors will perform its own valuations and analyses in seeking to determine that the target has a fair market value of at least 80% of the sum of the balance in the trust account plus the proceeds of the co-investment (excluding deferred underwriting discounts and commissions of approximately $17.3 million) at the time of the proposed business combination. Whether or not the fair market value of a target business or businesses is in excess of 80% of the sum of the proceeds in the trust account plus the proceeds of the co-investment will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, and book value. The board of directors will make its valuation assessment based on all relevant information available at the time, which may differ on a case-by-case basis depending on the specific nature of the target and the structure of the transaction, including the projected performance of the target based on its potential under our business plan (as determined based upon standards generally accepted by the financial community, as well as the criteria discussed under “Selection of a target business and structuring of a business combination” above). Accordingly, we cannot predict at this time the precise information that the board of directors intends to provide to stockholders regarding the valuation of a particular target, other than whether it meets the 80% threshold criterion. If our board is not able to determine independently that the target business has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion in that regard from an unaffiliated, independent investment banking firm which is a member of the Financial Industry Regulatory Authority, Inc. We expect that any such opinion would be included in our proxy soliciting materials furnished to our stockholders in connection with the stockholder vote on our initial business combination, and that such independent investment banking firm will be a consenting expert. Although management has not consulted with any investment banker in connection with such an opinion, it is possible that the opinion would only be able to be relied upon by our board of directors and not by our stockholders. We will need to consider the cost in making a determination as to whether to hire an investment bank that will allow our stockholders to rely on its opinion, and will do so unless the cost is substantially (approximately $50,000) in excess of what it would be otherwise. In the event that we obtain an opinion that we and the investment banker believe cannot be relied on by our stockholders, we will include disclosure in the proxy statement providing support for that belief. While our stockholders might not have legal recourse against the investment banking firm in such case, the fact that an independent expert has evaluated, and passed upon, the fairness of the transaction is a factor our stockholders may consider in determining whether or not to vote in favor of the potential business combination. We will not be required to obtain an opinion from an investment banking firm as to the fair market value of the business if our board of directors independently determines that the target business or businesses has sufficient fair market value to meet the threshold criterion. In addition, if our board of directors has informed stockholders that it believes that a target business meets the 80% threshold criterion, the board will provide stockholders with valuations or quantify the value of any target. Further, in the event that we issue shares in order to acquire a target and such issuance causes the investors in our initial public offering to collectively become minority stockholders, we will not be required to obtain an opinion or independently opine on whether the transaction is fair to our stockholders. However, any such issuance shall not affect the requirement that a majority of the shares of common stock voted by our public stockholders must approve any initial business combination.

Lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must involve one or more target businesses whose collective fair market value meets the criteria discussed above at the time of such initial business combination. Consequently, we expect to complete only a single initial business combination, although this may entail a simultaneous combination with several operating businesses. At the time of our initial business combination, we may not be able to acquire more than one target business because of various factors, including complex accounting or financial reporting issues. For example, we may need to present pro forma financial statements reflecting the operations of several target businesses as if they had been combined historically.

A simultaneous combination with several target businesses also presents logistical issues, such as the need to coordinate the timing of negotiations, proxy statement disclosure and closings. In addition, if conditions to closings with respect to one or more of the target businesses are not satisfied, the fair market value of the businesses could fall below the required fair market value threshold described above.

Accordingly, while it is possible that our initial business combination may involve more than one target business, we are more likely to choose a single target business if all other factors appear equal. This means that for an indefinite period of time, the prospects for our success may depend entirely on the future performance of a single target business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to negative economic, competitive and regulatory developments, in the particular industry in which we operate after our initial business combination.

If we complete our initial business combination structured as a merger in which the consideration is our stock, we could have a significant amount of cash available to make subsequent add-on acquisitions.

Limited ability to evaluate the target business’s management

We will independently evaluate the quality and experience of the existing management of a target business and will make an assessment as to whether or not they should be replaced on a case-by-case basis. As an example, a company in weak financial condition may be experiencing difficulties because of its capitalization and not because of its operations, in which case operating management may not need to be replaced.

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting an initial business combination with that business, we cannot assure you that our assessment of the target business’s management will prove to be correct. In addition, we cannot assure you that management of the target business will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our officers and directors will remain associated in some capacity with us following our initial business combination, a final determination of their continued involvement with the business upon completion of an initial business combination will be made jointly with our board of directors and based on the facts and circumstances at the time. The goal of our board of directors will be to ensure that they select the best management team to pursue our business strategy. If they determine that the incumbent management of an acquired business should be replaced and that one or more of our officers and directors is the best available replacement, it is possible that some of our officers or directors will devote some or all of their efforts to our affairs subsequent to our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of business combination

Prior to the completion of our initial business combination, we will submit the transaction to our stockholders for approval, even if the nature of the transaction is such as would not ordinarily require stockholder approval under applicable state law. At the same time, we will submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to permit our continued corporate existence if the initial business combination is approved and consummated. The quorum required to constitute this meeting, as for all meetings of our stockholders in accordance with our bylaws, is a majority of our issued and outstanding common stock (whether or not held by public stockholders). We will consummate our initial business combination only if the required number of shares are voted in favor of both the initial business combination and the amendment to extend our corporate life. If a majority of the shares of common stock voted by the public stockholders are not voted in favor of a proposed initial business combination, we may continue to seek other target businesses with which to effect our initial business combination until October 10, 2009, the date that is 24 months from the date of our final prospectus. In connection with seeking stockholder approval of our initial business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Exchange Act, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the target business based on United States generally accepted accounting principles.

In connection with the stockholder vote required to approve our initial business combination, SP Acq LLC, Steel Partners II, L.P. and Anthony Bergamo, Ronald LaBow, Howard M. Lorber, Leonard Toboroff and S. Nicholas Walker, each a director of our company, have agreed to vote all of their founder’s shares either for or against a business combination, as determined by the totality of the public stockholder vote. SP Acq LLC, Steel Partners II, L.P. and Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker and each of our officers and directors have also agreed that if it, he or she acquires shares of common stock, it, he or she will vote all such acquired shares in favor of our initial business combination. Any such purchases of common stock will be based solely upon the judgment of such person or entity (and may be made to impact the shareholder vote to approve a business combination) and are expected to be effected through open market purchases or privately negotiated transactions. As a result, neither SP Acq LLC, Steel Partners II, L.P. nor any of our officers or directors will be able to exercise the conversion rights with respect to any of our shares that it, he or she may acquire. However, with the exception of the co-investment none of SP Acq LLC, Steel Partners II, L.P., our officers or our directors has indicated to us any intent to purchase our securities. We believe that SP Acq LLC, Steel Partners II, L.P. and our officers and directors will often be in possession of material non-public information about us that will restrict their ability to make purchases of our securities. We will proceed with our initial business combination only if a quorum is present at the stockholders’ meeting and, as required by our amended and restated certificate of incorporation, a majority of the shares of common stock voted by the public stockholders are voted, in person or by proxy, in favor of our initial business combination and stockholders owning no more than 30% of the shares sold in our initial public offering (minus one share) vote against the business combination and exercise their conversion rights. Under the terms of the Company’s amended and restated certificate of incorporation, this provision may not be amended without the unanimous consent of the Company’s stockholders prior to consummation of an initial business consummation. Even though the validity of unanimous consent provisions under Delaware law has not been settled, neither we nor our board of directors will propose any amendment to this 30% threshold, or support, endorse or recommend any proposal that stockholders amend this threshold (subject to any fiduciary obligations our management or board may have). In addition, we believe we have an obligation in every case to structure our initial business combination so that up to 30% of the shares sold in our initial public offering (minus one share) may be converted to cash by public stockholders exercising their conversion rights and the business combination will still go forward. Provided that a quorum is in attendance at the meeting, in person or by proxy, a failure to vote on the initial business combination at the stockholders’ meeting will have no outcome on the transaction. Voting against our initial business combination alone will not result in conversion of a stockholder’s shares into a pro rata share of the trust account. In order to convert its shares, a stockholder must have also exercised the conversion rights described below.

Conversion rights

At the time we seek stockholder approval of our initial business combination, we will offer our public stockholders the right to have their shares of common stock converted to cash if they vote against the business combination and the business combination is approved and completed. Stockholders who wish to exercise their conversion rights must (i) vote against the business combination, (ii) demand that the company convert their shares into cash, (iii) continue to hold their shares through the closing of the business combination and (iv) then deliver their shares to our transfer agent. In lieu of delivering their certificate, shareholders may deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. The actual per-share conversion price will be equal to the aggregate amount then on deposit in the trust account (before payment of deferred underwriting discounts and commissions and including accrued interest, net of any income taxes payable on such interest, which shall be paid from the trust account, and net of interest income of up to $3.5 million previously released to us to fund our working capital requirements), calculated as of two business days prior to the consummation of the proposed initial business combination, divided by the number of shares sold in our initial public offering. The initial per-share conversion price is expected to be approximately $9.84, or $0.16 less than the per-unit offering price of $10.00. A public stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed initial business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against our initial business combination and our initial business combination is approved and completed. If stockholders vote against our initial business combination but do not properly exercise their conversion rights, such stockholders will not be able to convert their shares of common stock into cash at the conversion price. Additionally, we may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time we send out our proxy statement through the vote on the business combination (which we intend would be a minimum interval of 20 days) to tender his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, because we do not have any control over this process, it may take significantly longer than we anticipated. Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to convert. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the stock in the market. If the price rose above the conversion price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. Thus, the conversion right, to which stockholders were aware they needed to commit before the stockholder meeting, would survive past the consummation of the business combination until the converting holder delivered his certificate. For the avoidance of any doubt we will not allow the traditional method of conversion for a blank check company. The requirement for physical or electronic delivery prior to the meeting ensures that a converting holder’s election to convert is irrevocable once the business combination is approved. There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $35 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights to tender their shares prior to the meeting — the need to deliver shares is a requirement of conversion regardless of the timing of when such delivery must be effectuated. Accordingly, assuming a business combination is approved, the exercise of conversion rights would not result in any increased cost to shareholders when compared to the traditional process. However, if a business combination is not approved, shareholders will have incurred additional costs that they would not have otherwise incurred as a result of having already converted their shares.

Any request for conversion, once made, may be withdrawn at any time up to the vote taken with respect to the proposed business combination. Furthermore, if a stockholder delivered his certificate for conversion and subsequently decided prior to the meeting not to elect conversion, he may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who obtained their stock in the form of units and who subsequently convert their stock into their pro rata share of the trust account will still have the right to exercise the warrants that they received as part of the units. We will not complete our proposed initial business combination if public stockholders owning 30% or more of the shares sold in our initial public offering exercise their conversion rights.

In connection with a vote on our initial business combination, public stockholders may elect to vote a portion of their shares for and a portion of their shares against the initial business combination. If the initial business combination is approved and consummated, public stockholders who elected to convert the portion of their shares voted against the initial business combination will receive the conversion price with respect to those shares and may retain any other shares they own.

We expect the initial conversion price to be approximately $9.84 per share. As this amount is lower than the $10.00 per unit offering price and it may be less than the market price of a share of our common stock on the date of conversion, there may be a disincentive to public stockholders to exercise their conversion rights.

If a vote on an initial business combination is held and the business combination is not approved, we may continue to try to consummate an initial business combination with a different target until October 10, 2009. If the initial business combination is not approved or completed for any reason, then public stockholders voting against our initial business combination who exercised their conversion rights would not be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account. Those public stockholders would be entitled to receive their pro rata share of the aggregate amount on deposit in the trust account only in the event that the initial business combination they voted against was duly approved and subsequently completed, or in connection with our dissolution and liquidation.

Liquidation if no business combination

Our amended and restated certificate of incorporation provides that we will continue in existence only until October 10, 2009. If we consummate our initial business combination prior to that date, we will seek to amend this provision in order to permit our continued existence. If we have not completed our initial business combination by that date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law. Because of this provision in our amended and restated certificate of incorporation, no resolution by our board of directors and no vote by our stockholders to approve our dissolution would be required for us to dissolve and liquidate. Instead, we will notify the Delaware Secretary of State in writing on the termination date that our corporate existence is ceasing, and include with such notice payment of any franchise taxes then due to or assessable by the state.

If we are unable to complete a business combination by October 10, 2009, we will automatically dissolve and as promptly as practicable thereafter adopt a plan of distribution in accordance with Section 281(b) of the Delaware General Corporation Law. Section 278 provides that our existence will continue for at least three years after its expiration for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against us, and of enabling us gradually to settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to our stockholders any remaining assets, but not for the purpose of continuing the business for which we were organized. Our existence will continue automatically even beyond the three-year period for the purpose of completing the prosecution or defense of suits begun prior to the expiration of the three-year period, until such time as any judgments, orders or decrees resulting from such suits are fully executed. Section 281(b) will require us to pay or make reasonable provision for all then-existing claims and obligations, including all contingent, conditional, or unmatured contractual claims known to us, and to make such provision as will be reasonably likely to be sufficient to provide compensation for any then-pending claims and for claims that have not been made known to us or that have not arisen but that, based on facts known to us at the time, are likely to arise or to become known to us within 10 years after the date of dissolution. Under Section 281(b), the plan of distribution must provide for all of such claims to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. If there are insufficient assets, the plan must provide that such claims and obligations be paid or provided for according to their priority and, among claims of equal priority, ratably to the extent of legally available assets. Any remaining assets will be available for distribution to our stockholders.

We expect that all costs and expenses associated with implementing our plan of distribution, as well as payments to any creditors, will be funded from amounts remaining out of the $100,000 of proceeds held outside the trust account and from the $3.5 million in interest income on the balance of the trust account that may be released to us to fund our working capital requirements. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of distribution, to the extent that there is any interest accrued in the trust account not required to pay income taxes on interest income earned on the trust account balance, we may request that the trustee release to us an additional amount of up to $75,000 of such accrued interest to pay those costs and expenses. Should there be no such interest available or should those funds still not be sufficient, SP Acq LLC and Mr. Lichtenstein have agreed to reimburse us for our out-of-pocket costs associated with our dissolution and liquidation, excluding any special, indirect or consequential costs, such as litigation, pertaining to the dissolution and liquidation.

Upon its receipt of notice from counsel that our existence has terminated, the trustee will commence liquidating the investments constituting the trust account and distribute the proceeds to our public stockholders. SP Acq LLC, Steel Partners II, L.P. and Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker have waived their right to participate in any liquidation distribution with respect to the founder’s shares. As the proceeds from the sale of the co-investment units will not be received by us until immediately prior to our consummation of a business combination, these proceeds will not be deposited into the trust account and will not be available for distribution to our public stockholders in the event of a dissolution and liquidation. Additionally, if we do not complete an initial business combination and the trustee must distribute the balance of the trust account, the underwriters have agreed to forfeit any rights or claims to their deferred underwriting discounts and commissions then in the trust account, and those funds will be included in the pro rata liquidation distribution to the public stockholders. There will be no distribution from the trust account with respect to any of our warrants, which will expire worthless if we are liquidated, and as a result purchasers of our units will have paid the full unit purchase price solely for the share of common stock included in each unit.

The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of our stockholders, and we therefore cannot assure you that the actual per-share liquidation price will not be less than approximately $9.84, the conversion price at the closing of the initial public offering, including the over-allotment option. Although prior to completion of our initial business combination, we will seek to have all third parties (including any vendors or other entities we engage) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. We have not engaged any such third parties or asked for or obtained any such waiver agreements at this time. It is also possible that such waiver agreements would be held unenforceable, and there is no guarantee that the third parties would not otherwise challenge the agreements and later bring claims against the trust account for monies owed them. If a target business or other third party were to refuse to enter into such a waiver, we would enter into discussions with such target business or engage such other third party only if our management determined that we could not obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to enter into such a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

SP Acq LLC has agreed that it will be liable to the Company if and to the extent claims by third parties reduce the amounts in the trust account available for payment to our stockholders in the event of a liquidation and the claims are made by a vendor for services rendered, or products sold, to us, or by a prospective target business. A “vendor” refers to a third party that enters into an agreement with us to provide goods or services to us. However, the agreement entered into by SP Acq LLC specifically provides for two exceptions to the indemnity given: there will be no liability (1) as to any claimed amounts owed to a third party who executed a legally enforceable waiver, or (2) as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Furthermore, there could be claims from parties other than vendors, third parties with which we entered into a contractual relationship or target businesses that would not be covered by the indemnity from SP Acq LLC, such as shareholders and other claimants who are not parties in contract with us who file a claim for damages against us. To the extent that SP Acq LLC refuses to indemnify us for a claim we believe should be indemnified, our officers and directors by virtue of their fiduciary obligation will be obligated to bring a claim against SP Acq LLC to enforce such indemnification. Based on the representation as to its accredited investor status (as such term is defined in Regulation D under the Securities Act), we currently believe that SP Acq LLC is capable of funding its indemnity obligations, even though we have not asked it to reserve for such an eventuality. We cannot assure you, however, that it would be able to satisfy those obligations.

Under Delaware law, creditors of a corporation have a superior right to stockholders in the distribution of assets upon liquidation. Consequently, if the trust account is liquidated and paid out to our public stockholders shares prior to satisfaction of the claims of all of our creditors, it is possible that our stockholders may be held liable for third parties’ claims against us to the extent of the distributions received by them.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you that we will be able to return at least approximately $9.84 per share to our public stockholders.

A public stockholder will be entitled to receive funds from the trust account only in the event that we do not consummate an initial business combination by October 10, 2009 or if the stockholder converts its shares into cash after voting against an initial business combination that is actually completed by us and exercising its conversion rights. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. Prior to our completing an initial business combination or liquidating, we are permitted to have released from the trust account only (i) interest income to pay income taxes on interest income earned on the trust account balance and (ii) interest income earned of up to $3.5 million to fund our working capital requirements.

Certificate of Incorporation

Our amended and restated certificate of incorporation sets forth certain provisions designed to provide certain rights and protections to our stockholders prior to the consummation of a business combination, including that:

•	prior to the consummation of our initial business combination, we shall submit the initial business combination to our stockholders for approval;

•
we may consummate our initial business combination if approved by a majority of the shares of common stock voted by our public stockholders at a duly held stockholders meeting, and public stockholders owning up to 30% of the shares (minus one share) sold in our initial public offering vote against the business combination and exercise their conversion rights;

•
if a proposed initial business combination is approved and consummated, public stockholders who exercised their conversion rights and voted against the initial business combination may convert their shares into cash at the conversion price on the closing date of the initial business combination;

•
if our initial business combination is not consummated by October 10, 2009, then our existence will terminate and we will distribute all amounts in the trust account (except for such amounts as are paid to creditors or reserved for payment to creditors in accordance with Delaware law) and any net assets remaining outside the trust account on a pro rata basis to all of our public stockholders;

•
we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination;

•
prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in our initial public offering on a business combination;

•
our audit committee shall monitor compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, the audit committee is charged with the immediate responsibility to take all action necessary to rectify such noncompliance or otherwise cause compliance with the terms of our initial public offering; and

•
the audit committee shall review and approve all payments made to our officers, directors and our and their affiliates, other than the payment of an aggregate of $10,000 per month to Steel Partners, Ltd. for office space, secretarial and administrative services, and any payments made to members of our audit committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval.

Our amended and restated certificate of incorporation requires that prior to the consummation of our initial business combination we obtain unanimous consent of our stockholders to amend these provisions. However, the validity of unanimous consent provisions under Delaware law has not been settled. A court could conclude that the unanimous consent requirement constitutes a practical prohibition on amendment in violation of the stockholders’ statutory rights to amend the corporate charter. In that case, these provisions could be amended without unanimous consent, and any such amendment could reduce or eliminate the protection these provisions afford to our stockholders. However, we view all of the foregoing provisions as obligations to our stockholders. Neither we nor our board of directors will propose any amendment to these provisions, or support, endorse or recommend any proposal that stockholders amend any of these provisions at any time prior to the consummation of our initial business combination (subject to any fiduciary obligations our management or board may have).

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, as well as operating businesses seeking acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. While we believe there are numerous potential target businesses with which we could combine, our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore:

•	our obligation to seek stockholder approval of our initial business combination or obtain necessary financial information may delay the completion of a transaction;

•
our obligation to convert into cash shares of common stock held by our public stockholders who vote against the initial business combination and exercise their conversion rights may reduce the resources available to us for an initial business combination;

•	our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses; and

•
the requirement to acquire an operating business that has a fair market value equal to at least 80% of the sum of the balance of the trust account plus the proceeds of the co-investment at the time of the acquisition (excluding deferred underwriting discounts and commissions of approximately $17.3 million) could require us to acquire the assets of several operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.

Employees

We currently have three officers. These individuals are not our employees and are not obligated to devote any specific number of hours to our business and intend to devote only as much time as they deem necessary to our business. We do not expect to have any full-time employees prior to the consummation of a business combination.

ITEM 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained in this report before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

We may proceed with a business combination if public stockholders owning less than 30% of the shares sold in our initial public offering properly exercise their conversion rights. This requirement may make it easier for us to have a business combination approved over stockholder dissent.

When we seek stockholder approval of a business combination or any extension of the time period within which we must complete our business combination, we will offer each public stockholder the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination or extension and the business combination is approved and consummated or the extension is approved. We will consummate the business combination only if the following two conditions are met: (i) a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and (ii) public stockholders owning less than 30% of the shares sold in our initial public offering cumulatively vote against the business combination or an extension of the time period within which we must consummate our business combination and exercise their conversion rights. There can be no assurance that any converting stockholder will receive an amount that is equal to or more than his, her or its full invested amount.

We are a development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Because we lack an operating history, you have no basis on which to evaluate our ability to achieve our business objective of completing an initial business combination with one or more target businesses, as described in this report. We are currently in the process of evaluating and identifying prospective target businesses concerning an initial business combination but may be unable to complete an initial business combination. We will not generate any revenues from operating activities until, at the earliest, after completing an initial business combination. We cannot assure you as to when, or if, an initial business combination will occur. If we expend all of the $100,000 in proceeds from our initial public offering not held in trust and interest income earned of up to $3.5 million on the balance of the trust account that may be released to us to fund our working capital requirements in seeking an initial business combination, but fail to complete such an initial combination, we may never generate any operating revenues.

We may not be able to consummate our initial business combination within the required time frame, in which case we would be forced to dissolve and liquidate.

We must complete our initial business combination with one or more target businesses that have a fair market value of at least 80% of the sum of the amount held in our trust account at the time of the initial business combination plus the proceeds of the co-investment at the time of our initial business combination (excluding deferred underwriting discounts and commissions of approximately $17.3 million) by October 10, 2009. If we fail to consummate a business combination within the required time frame, we will be forced to dissolve and liquidate. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of an initial business combination.

If we liquidate before concluding an initial business combination, our public stockholders will receive less than $10.00 per share on distribution of trust account funds and our warrants will expire worthless.

If we are unable to complete an initial business combination and must liquidate our assets, the per-share liquidation distribution will be less than $10.00 because of the expenses of our initial public offering, our general and administrative expenses and the planned costs of seeking an initial business combination. Furthermore, our outstanding warrants are not entitled to participate in a liquidation distribution and the warrants will therefore expire worthless if we liquidate before completing an initial business combination; and as a result purchasers of our units will have paid the full unit purchase price solely for the share of common stock included in each unit.

An effective registration statement must be in place in order for a warrant holder to be able to exercise the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock upon exercise of warrants by a holder unless, at the time of such exercise, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. Although we have undertaken in the warrant agreement, and therefore have a contractual obligation, to use our best efforts to have an effective registration statement covering shares of common stock issuable upon exercise of the warrants from the date the warrants become exercisable and to maintain a current prospectus relating to that common stock until the warrants expire or are redeemed, and we intend to comply with our undertaking, we cannot assure you that we will be able to do so. Our initial founder’s warrants are identical to the warrants sold in our initial public offering except that (i) they only become exercisable after our consummation of our initial business combination if and when the last sales price of our common stock exceeds $14.25 per share for any 20 trading days within a 30 trading day period beginning 90 days after such business combination and (ii) they are non-redeemable. Our additional founder’s warrants are identical to the warrants sold in our initial public offering except that they are non-redeemable. Our co-investment warrants are identical to the warrants sold in our initial public offering except that they will be non-redeemable. Holders of warrants may not be able to exercise their warrants, the market for the warrants may be limited and the warrants may be deprived of any value if there is no effective registration statement covering the shares of common stock issuable upon exercise of the warrants or the prospectus relating to the common stock issuable upon the exercise of the warrants is not current. In such event, the holder of a unit will have paid the entire unit purchase price for the common stock contained in the unit as the warrant will be worthless. Holders of warrants will not be entitled to a cash settlement for their warrants if we fail to have an effective registration statement or a current prospectus available relating to the common stock issuable upon exercise of the warrants, and the holders’ only remedies in such event will be those available if we are found by a court of law to have breached our contractual obligation to them by failing to do so.

An investor will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise and the holder will be precluded from exercise of the warrant. Nevertheless, we expect that resales of the warrants as well as issuances of common stock by us upon exercise of a warrant may be made in every state because at the time that the warrants become exercisable (following our completion of an initial business combination), we expect to either continue to be listed on a national securities exchange, which would provide an exemption from registration in every state, or we would register the warrants in every state (or seek another exemption from registration in such states). To the extent an exemption is not available, we will use our best efforts to register the underlying common stock in all states where the holders of our warrants reside. Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants and they may expire worthless if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

You will not be entitled to protections normally afforded to investors in blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed a “blank check” company under the United States securities laws. However, because upon the consummation of our initial public offering we had net tangible assets in excess of $5 million and at that time filed a Form 8-K with the SEC that included an audited balance sheet demonstrating this fact, the SEC has taken the position that we are exempt from Rule 419 under the Securities Act which is designed to protect investors in blank check companies. Accordingly, our public stockholders will not receive the benefits or protections of Rule 419. Among other things, this means we will have a longer period of time to complete a business combination in some circumstances than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.

Under Delaware law, a court could invalidate the requirement that certain provisions of our amended and restated certificate of incorporation be amended only by unanimous consent of our stockholders; amendment of those provisions could reduce or eliminate the protections they afford to our stockholders.

Our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•	prior to the consummation of our initial business combination, we shall submit the initial business combination to our stockholders for approval;

•
we may consummate our initial business combination if approved by a majority of the shares of common stock voted by our public stockholders at a duly held stockholders meeting, and public stockholders owning up to 30% of the shares (minus one share) sold in our initial public offering vote against the business combination and exercise their conversion rights;

•
if a proposed initial business combination is approved and consummated, public stockholders who exercised their conversion rights and voted against the initial business combination may convert their shares into cash at the conversion price on the closing date of the initial business combination;

•
if our initial business combination is not consummated by October 10, 2009, then our existence will terminate and we will distribute all amounts in the trust account (except for such amounts as are paid to creditors or reserved for payment to creditors in accordance with Delaware law) and any net assets remaining outside the trust account on a pro rata basis to all of our public stockholders;

•
we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination;

•
prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in our initial public offering on a business combination;

•
our audit committee shall monitor compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, the audit committee is charged with the immediate responsibility to take all action necessary to rectify such noncompliance or otherwise cause compliance with the terms of our initial public offering; and

•
the audit committee shall review and approve all payments made to our officers, directors and our and their affiliates, other than the payment of an aggregate of $10,000 per month to Steel Partners, Ltd. for office space, secretarial and administrative services, and any payments made to members of our audit committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval.

Our amended and restated certificate of incorporation requires that prior to the consummation of our initial business combination we obtain unanimous consent of our stockholders to amend these provisions. However, the validity of unanimous consent provisions under Delaware law has not been settled. A court could conclude that the unanimous consent requirement constitutes a practical prohibition on amendment in violation of the stockholders’ statutory rights to amend the corporate charter. In that case, these provisions could be amended without unanimous consent, and any such amendment could reduce or eliminate the protection these provisions afford to our stockholders. However, we view all of the foregoing provisions as obligations to our stockholders. Neither we nor our board of directors will propose any amendment to these provisions, or support, endorse or recommend any proposal that stockholders amend any of these provisions at any time prior to the consummation of our initial business combination (subject to any fiduciary obligations our management or board may have). In addition, we believe we have an obligation in every case to structure our initial business combination so that not less than 30% of the shares sold in our initial public offering (minus one share) have the ability to be converted to cash by public stockholders exercising their conversion rights and the business combination will still go forward.

If third parties bring claims against us, or if we go bankrupt, the proceeds held in trust could be reduced and the per-share liquidation price received by you will be less than approximately $9.84 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although prior to completion of our initial business combination, we will seek to have all third parties (including any vendors or other entities we engage) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. It is possible that such waiver agreements would be held unenforceable and there is no guarantee that the third parties would not otherwise challenge the agreements and later bring claims against the trust account for monies owed them. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims that would take priority over the claims of our public stockholders and, as a result, the per-share liquidation price could be less than approximately $9.84, the conversion price at the closing of our initial public offering including the over-allotment exercise. SP Acq LLC and Mr. Lichtenstein have agreed that they will be liable to the company if and to the extent claims by third parties reduce the amounts in the trust account available for payment to our stockholders in the event of a liquidation and the claims are made by a vendor for services rendered, or products sold, to us or by a prospective business target. However, the agreement entered into by SP Acq LLC and Mr. Lichtenstein specifically provides for two exceptions to the indemnity given: there will be no liability (1) as to any claimed amounts owed to a third party who executed a legally enforceable waiver, or (2) as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Furthermore, there could be claims from parties other than vendors, third parties with which we entered into a contractual relationship or target businesses that would not be covered by the indemnity from SP Acq LLC and Mr. Lichtenstein, such as shareholders and other claimants who are not parties in contract with us who file a claim for damages against us. To the extent that SP Acq LLC and Mr. Lichtenstein refuse to indemnify us for a claim we believe should be indemnified, our officers and directors by virtue of their fiduciary obligations will be obligated to bring a claim against SP Acq LLC and Mr. Lichtenstein to enforce such indemnification. Based on representations as to its status as an accredited investor (as such term is defined in Regulation D under the Securities Act), we currently believe that SP Acq LLC and Mr. Lichtenstein are capable of funding their indemnity obligations, even though we have not asked them to reserve for such an eventuality. We cannot assure you, however, that they would be able to satisfy those obligations.

In addition, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you that we will be able to return at least approximately $9.84 per share to our public stockholders.

Since we have not yet selected a particular industry or any target business with which to complete our initial business combination, you will be unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate an initial business combination with a company in any industry we choose and we are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business or businesses with which we may ultimately enter an initial business combination. Although the members of our management team will evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risks present in that target business. Even if we properly assess those risks, some of them may be outside of our control or ability to affect. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable our public stockholders than a direct investment, if an opportunity were available, in a target business.

Our stockholders may be held liable for third parties’ claims against us to the extent of distributions received by them following our dissolution.

Our amended and restated certificate of incorporation provides that we will continue in existence only until October 10, 2009. If we consummate our initial business combination prior to that date, we will seek to amend this provision to permit our continued existence. If we have not completed our initial business combination by that date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law. Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by those stockholders in a dissolution. However, if the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, the liability of stockholders with respect to any claim against the corporation is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder. In addition, if the corporation undertakes additional specified procedures, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidation distributions are made to stockholders, any liability of stockholders would be barred with respect to any claim on which an action, suit or proceeding is not brought by the third anniversary of the dissolution (or such longer period directed by the Delaware Court of Chancery). While we intend to adopt a plan of distribution making reasonable provision for claims against the company in compliance with the Delaware General Corporation Law, we do not intend to comply with these additional procedures, as we instead intend to distribute the balance in the trust account to our public stockholders as promptly as practicable following termination of our corporate existence. Accordingly, any liability our stockholders may have could extend beyond the third anniversary of our dissolution. We cannot assure you that any reserves for claims and liabilities that we believe to be reasonably adequate when we adopt our plan of dissolution and distribution will suffice. If such reserves are insufficient, stockholders who receive liquidation distributions may subsequently be held liable for claims by creditors of the company to the extent of such distributions.

We depend on the limited funds available outside of the trust account and a portion of the interest earned on the trust account balance to fund our search for a target business or businesses and to complete our initial business combination.

Of the net proceeds of our initial public offering, $100,000 was available to us initially outside the trust account to fund our working capital requirements. We depend on sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we will need to identify one or more target businesses and to complete our initial business combination. While we are entitled to have released to us for such purposes interest income of up to a maximum of $3.5 million, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we could seek to borrow funds or raise additional investments from our officers and directors or others to operate, although our officers and directors are under no obligation to advance funds to, or to invest in, us. If we have insufficient funds available, we may be forced to liquidate.

Because of our limited resources and the significant competition for business combination opportunities we may not be able to consummate an attractive initial business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, private equity funds and public and private companies (including blank check companies like ours). Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. In addition, the fact that only a limited number of blank check companies have completed a business combination may be an indication that there are only a limited number of attractive target businesses available to such entities or that many privately held target businesses may not be inclined to enter into business combinations with publicly held blank check companies like ours. Further:

•	our obligation to seek shareholder approval of a business combination may materially delay the consummation of a transaction;

•
our obligation to convert into cash not less than 30% of the shares of common stock held by public stockholders (minus one share) in certain instances may materially reduce the resources available for a business combination; and

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of these factors, we cannot assure you that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within the required time periods, we will be forced to liquidate.

We may be unable to obtain additional financing if necessary to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We believe that the net proceeds of our initial public offering, the sale of the founder’s units and the sale of the additional founder’s warrants and the proceeds we will receive from the sale of the co-investment units will be sufficient to allow us to consummate our initial business combination. However, because we have no oral or written agreements or letters of intent to engage in a business combination with any entity, we cannot assure you that we will be able to complete our initial business combination or that we will have sufficient capital with which to complete a combination with a particular target business. If the net proceeds of our initial public offering, and the sale of the additional founder’s warrants and the proceeds we will receive from the sale of the co-investment units are not sufficient to facilitate a particular business combination because:

•	of the size of the target business;

•	the offering proceeds not in trust and funds available to us from interest earned on the trust account balance are insufficient to fund our search for and negotiations with a target business; or

•
the amount of cash that we will have available to be used as consideration in connection with our initial business combination will be directly affected by the amount of cash we must use to convert into cash the number of shares of common stock owned by public stockholders who elect to exercise their conversion rights, we will be required to seek additional financing. We cannot assure you that such financing will be available on acceptable terms, if at all. If additional financing is unavailable to consummate a particular business combination, we would be compelled to restructure or abandon the combination and seek an alternative target business.

In addition, it is possible that we could use a portion of the funds not in the trust account (including amounts we borrowed, if any) to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed business combination, although we do not have any current intention to do so. In the event that we were ultimately required to forfeit such funds, and we had already used up the funds allocated to due diligence and related expenses in connection with the aborted transaction, we could be left with insufficient funds to continue searching for, or conduct due diligence with respect to, other potential target businesses.

Even if we do not need additional financing to consummate an initial business combination, we may require additional capital — in the form of debt, equity, or a combination of both — to operate or grow any potential business we may acquire. There can be no assurance that we will be able to obtain such additional capital if it is required. If we fail to secure such financing , this failure could have a material adverse effect on the operations or growth of the target business. Other than the co-investment, none of our officers or directors or any other party is required to provide any financing to us in connection with, or following, our initial business combination.

If we issue capital stock or convertible debt securities to complete our initial business combination, your equity interest in us could be reduced or there may be a change in control of our company.

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share. There are 84,776,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants, including the initial founder’s warrants and the additional founder’s warrants), and all of the shares of preferred stock available for issuance. Upon consummation of the co-investment, there will be 78,776,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants, including the initial founder’s warrants, the additional founder’s warrants and the co-investment warrants). We have no other commitments to date to issue any additional securities. We may issue a substantial number of additional shares of our common stock or may issue preferred stock, or a combination of both, including through convertible debt securities, to complete an initial business combination. Our issuance of additional shares of common stock or any preferred stock:

•	may significantly reduce your equity interest in us;

•
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may among other things limit our ability to use any net operating loss carry forwards we have, and may result in the resignation or removal of our officers and directors; and

•	may adversely affect the then-prevailing market price for our common stock.

The value of your investment in us may decline if any of these events occur.

If we issue debt securities to acquire or finance a target business, our liquidity may be adversely affected and the combined business may face significant interest expense.

We may elect to enter into a business combination that requires us to issue debt securities as part of the purchase price for a target business. If we issue debt securities, such issuances may result in an increase in interest expense for the post-combination business and may adversely affect our liquidity in the event of:

•	a default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay principal and interest obligations on our debt;

•
an acceleration, which could occur even if we are then current in our debt service obligations if the debt securities have covenants that require us to meet certain financial ratios or maintain designated reserves, and such covenants are breached without waiver or renegotiation;

•	a required immediate payment of all principal and accrued interest, if any, if the debt securities are payable on demand; or

•	our inability to obtain any additional financing, if necessary, if the debt securities contain covenants restricting our ability to incur indebtedness.

SP Acq LLC, Steel Partners II, L.P. and our Directors collectively own approximately 20% of our shares of common stock and may influence certain actions requiring a stockholder vote.

SP Acq LLC, Steel Partners II, L.P. and Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker collectively own approximately 20% of our issued and outstanding shares of common stock (and together with its affiliate Steel Partners II, L.P., SP Acq LLC will own approximately 24.2% of our issued and outstanding shares of common stock upon consummation of the co-investment). SP Acq LLC, Steel Partners II, L.P. and Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker have agreed, in connection with the stockholder vote required to approve our initial business combination, to vote all of their founder’s shares either for or against the initial business combination as determined by the totality of the stockholder vote and each of them together with our officers and directors has agreed that if it, he or she acquires additional shares of common stock, it, he or she will vote all such acquired shares in favor of our initial business combination. Accordingly, shares of common stock owned by SP Acq LLC, Steel Partners II, L.P. and Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker will not have the same voting or conversion rights as our public stockholders with respect to a potential initial business combination, and none of SP Acq LLC, Steel Partners II, L.P., nor any of our officers or directors will be able to exercise the conversion rights with respect to any of our shares that it, he or she may acquire. Any purchases of stock will be based solely upon the judgment of such person or entity (and may be made to impact the shareholder vote to approve a business combination) and are expected to be effected through open market purchases or privately negotiated transactions. However, with the exception of the co-investment none of SP Acq LLC, Steel Partners II, L.P., our officers or our directors has indicated to us any intent to purchase our securities We believe that SP Acq LLC, Steel Partners II, L.P. and our officers and directors will often be in possession of material non-public information about us that will restrict their ability to make purchases of our securities.

Some of our current officers and directors may resign upon consummation of our initial business combination.

Our ability to effect our initial business combination successfully will be largely dependent upon the efforts of our officers and directors. However, while it is possible that some of our officers and directors will remain associated with us in various capacities following our initial business combination, some of them may resign and some or all of the management of the target business may remain in place.

We may have only limited ability to evaluate the management of the target business.

We may have only limited ability to evaluate the management of the target business. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company and the securities laws, which could increase the time and resources we must expend to assist them in becoming familiar with the complex disclosure and financial reporting requirements imposed on U.S. public companies, including the requirement to maintain an effective system of internal controls. This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect the price of our stock.

We may seek to effect our initial business combination with one or more privately held companies, which may present certain challenges to us, including the lack of available information about these companies.

In pursuing our acquisition strategy, we may seek to effect our initial business combination with one or more privately held companies. By definition, very little public information exists about these companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information.

We will not be required to obtain an opinion from an investment banking firm as to the fair market value of a proposed business combination if our board of directors independently determines that the target business has sufficient fair market value and it is possible that any opinion that we obtain would only be able to be relied upon by our board of directors and not by our stockholders.

The initial target business that we acquire must have a fair market value equal to at least 80% of the sum of the balance in the trust account plus the proceeds of the co-investment (excluding deferred underwriting discounts and commissions of approximately $17.3 million) at the time of our initial business combination. There is no limitation on our ability to raise funds privately or through loans that would allow us to acquire a target business or businesses with a fair market value in an amount considerably greater than 80% of the sum of the balance in the trust account plus the proceeds of the co-investment (excluding deferred underwriting discounts and commissions as described above) at the time of our initial business combination. Other than the co-investment, we have not had any preliminary discussions, nor have any plans, agreements or commitments, with respect to financing arrangements with any third party. The fair market value of such business will be determined by our board of directors based on all relevant information available at the time, which may differ on a case-by-case basis depending on the specific nature of the target and the structure of the transaction, including the projected performance of the target based on its potential under our business plan (as determined in part upon standards generally accepted by the financial community). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the Financial Industry Regulatory Authority, Inc. with respect to the satisfaction of such criteria. We expect that any such opinion would be included in our proxy solicitation materials furnished to our stockholders in connection with the stockholder vote on our initial business combination, and that such independent investment banking firm will be a consenting expert. Although management has not consulted with any investment banker in connection with such an opinion, it is possible that the opinion would only be able to be relied upon by our board of directors and not by our stockholders. We will need to consider the cost in making a determination as to whether to hire an investment bank that will allow our stockholders to rely on its opinion, and will do so unless the cost is substantially (approximately $50,000) in excess of what it would be otherwise. In the event that we obtain an opinion that we and the investment banker believe cannot be relied on by our stockholders, we will include disclosure in the proxy statement providing support for that belief. While our stockholders might not have legal recourse against the investment banking firm in such case, the fact that an independent expert has evaluated, and passed upon, the fairness of the transaction is a factor our stockholders may consider in determining whether or not to vote in favor of the potential business combination. We will not be required to obtain an opinion from an investment banking firm as to the fair market value of the business if our board of directors independently determines that the target business or businesses has sufficient fair market value to meet the threshold criteria. In addition, if our board of directors has informed stockholders that it believes that a target business meets the 80% threshold criterion, the board will provide stockholders with valuations or quantify the value of any target. Further, in the event that we issue shares in order to acquire a target and such issuance causes our public stockholders to collectively become minority stockholders, we will not be required to obtain an opinion or independently opine on whether the transaction is fair to our stockholders.

We may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

We may require public stockholders who wish to convert their shares in connection with a proposed business combination to either tender their certificates to our transfer agent at any time prior to the vote taken at the stockholder meeting relating to such initial business combination or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares. In addition, there is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $35 and it would be up to the broker whether or not to pass this cost on to the converting holder.

We may compete with investment vehicles of Steel Partners for access to Steel Partners.

Certain of the entities comprising Steel Partners sponsor and currently manage various investment vehicles, and may in the future sponsor or manage additional investment vehicles which, in each case, could result in us competing for access to the benefits that we expect our relationship with Steel Partners to provide to us.

We expect to rely upon our access to Steel Partners investment professionals in completing an initial business combination.

We expect that we will depend, to a significant extent, on our access to the investment professionals of Steel Partners and the information and deal flow generated by Steel Partners investment professionals in the course of their investment and portfolio management activities to identify and complete our initial business combination. Consequently, the departure of a significant number of the investment professionals of Steel Partners, could have a material adverse effect on our ability to consummate an initial business combination.

Members of our management team and our directors are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time and business opportunities.

Members of our management and our directors may in the future become affiliated with other entities including other blank check companies engaged in business activities similar to those intended to be conducted by us. As a result, members of our management team may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Moreover, members of our management team are not obligated to expend a specific number of hours per week or month on our affairs.

Howard M. Lorber, a director of our company, is also the Chairman of the Board of Open Acquisition Corp., which is a blank check company that intends to engage in activities similar to those conducted by us. While the registration statement filed by Open Acquisition has not been declared effective by the SEC and Open Acquisition’s registration statement states that it intends to have approximately $118.75 million in its trust account to fund acquisitions (as opposed to over $400 million in our trust account), if and when the registration statement of Open Acquisition is declared effective by the SEC Mr. Lorber may owe fiduciary duties to present Open Acquisition with business opportunities before presenting such opportunities to us.

Our business opportunity right of first review agreement with Mr. Lichtenstein and Steel Partners II GP LLC (formerly Steel Partners, L.L.C.), does not apply to companies targeted for acquisition by any business in which Steel Partners II, L.P. directly or indirectly has an investment.

We have entered into a business opportunity right of first review agreement with Mr. Lichtenstein and Steel Partners II GP LLC (formerly Steel Partners, L.L.C.) that provides that from the date of our initial public offering until the earlier of the consummation of our initial business combination or our liquidation in the event we do not consummate an initial business combination, we will have a right of first review with respect to business combination opportunities of Steel Partners relating to companies that are not publicly traded on a stock exchange or over-the-counter market with an enterprise value of between $300 million and $1.5 billion. However, this right of first review does not apply to companies targeted for acquisition by any businesses in which Steel Partners II, L.P. directly or indirectly has an investment (including Steel Partners Japan Strategic Fund (Offshore), L.P. or businesses headquartered in or organized under the laws of China. Currently, members of our management team are officers or directors of the following entities in which Steel Partners II, L.P., directly or indirectly, has an investment: Adaptec, Inc., Angelica Corporation, BNS Holding, Inc., Collins Industries, Inc., CoSine Communications, Inc., Del Global Technologies Corp., Gateway Industries, Inc., GenCorp, Inc., Nathan’s Famous Inc., NOVT Corporation, SL Industries, Inc., Vector Group Ltd., WebBank, WebFinancial Corporation and WHX Corporation. In addition, such members of our management team could in the future become officers or directors of other entities in which Steel Partners II, L.P., directly or indirectly, has an investment. Due to those existing and future affiliations, members of our management team and our directors may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest. Accordingly, members of our management team may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

We may use resources in researching acquisitions that are not consummated, which could materially and adversely affect subsequent attempts to effect our initial business combination.

We expect that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the transaction for any number of reasons, including reasons beyond our control, such as that 30% or more of our public stockholders vote against the transaction and opt to convert their stock into a pro rata share of the trust account even if a majority of our stockholders approve the transaction. Any such event will result in a loss to us of the related costs incurred, which could materially and adversely affect subsequent attempts to consummate an initial business combination.

Because the founder’s shares will not participate in liquidation distributions by us, SP Acq LLC, directors and our management team may have a conflict of interest in deciding if a particular target business is a good candidate for an initial business combination.

SP Acq LLC, Steel Partners II, L.P. and Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker have waived their right to receive distributions with respect to the founder’s shares if we liquidate because we fail to complete a business combination. Those shares of common stock and all of the warrants owned by SP Acq LLC, Steel Partners II, L.P. and Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker will be worthless if we do not consummate our initial business combination. Since Mr. Lichtenstein may be deemed the beneficial owner of shares held by SP Acq LLC and Steel Partners II, L.P., he may have a conflict of interest in determining whether a particular target business is appropriate for us and our stockholders. This ownership interest may influence his motivation in identifying and selecting a target business and timely completing an initial business combination.

The exercise of discretion by our officers and directors in identifying and selecting one or more suitable target businesses may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our officers’ and directors’ interests in obtaining reimbursement for any out-of-pocket expenses incurred by them may lead to a conflict of interest in determining whether a particular target business is appropriate for an initial business combination and in the public stockholders’ best interest.

Unless we consummate our initial business combination, our officers and directors and Steel Partners and its employees will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account and the amount of interest income from the trust account up to a maximum of $3.5 million that may be released to us as working capital. These amounts are based on management’s estimates of the funds needed to finance our operations until the consummation of our initial business combination and to pay expenses in identifying and consummating our initial business combination. Those estimates may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment in connection with our initial business combination or pay exclusivity or similar fees or if we expend a significant portion in pursuit of an initial business combination that is not consummated. Our officers and directors may, as part of any business combination, negotiate the repayment of some or all of any such expenses. If the target business’s owners do not agree to such repayment, this could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest. The financial interest of our officers and directors and Steel Partners could influence our officers’ and directors’ motivation in selecting a target business and therefore there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest. In addition, the proceeds we receive from the co-investment (as well as the proceeds of our initial public offering not being placed in the trust account or the income interest earned on the trust account balance) may be used to repay the expenses for which our directors may negotiate repayment as part of our initial business combination.

We will probably complete only one business combination with the proceeds of our initial public offering and the sale of the additional founder’s warrants and the co-investment units, meaning our operations will depend on a single business.

The net proceeds from our initial public offering and the sale of the additional founder’s warrants provided us with approximately $408,497,676 that we may use to complete our initial business combination ($438,497,676 after the consummation of the co-investment). Our initial business combination must be with a target business or businesses with a fair market value of at least 80% of the sum of the balance in the trust account plus the proceeds of the co-investment at the time of such business combination (excluding deferred underwriting discounts and commissions of approximately $17.3 million). We may not be able to acquire more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. Additionally, we may encounter numerous logistical issues if we pursue multiple target businesses, including the difficulty of coordinating the timing of negotiations, proxy statement disclosure and closings. We may also be exposed to the risk that our inability to satisfy conditions to closing with one or more target businesses would reduce the fair market value of the remaining target businesses in the combination below the required threshold of 80% of the sum of the amount held in our trust account plus the proceeds of the co-investment (excluding deferred underwriting discounts and commissions of approximately $17.3 million). Due to these added risks, we are more likely to choose a single target business with which to pursue a business combination than multiple target businesses. Unless we combine with a target business in a transaction in which the purchase price consists substantially of common stock and/or preferred stock, it is likely we will complete only our initial business combination with the proceeds of our initial public offering and the sale of the additional founder’s warrants and the co-investment units. Accordingly, the prospects for our success may depend solely on the performance of a single business. If this occurs, our operations will be highly concentrated and we will be exposed to higher risk than other entities that have the resources to complete several business combinations, or that operate in diversified industries or industry segments.

If we do not conduct an adequate due diligence investigation of a target business with which we combine, we may be required subsequently to take write downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

In order to meet our disclosure and financial reporting obligations under the federal securities laws, and in order to develop and seek to execute strategic plans for how we can increase the profitability of a target business, realize operating synergies or capitalize on market opportunities, we must conduct a due diligence investigation of one or more target businesses. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. We may have limited time to conduct such due diligence due to the requirement that we complete our initial business combination by October 10, 2009. Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will uncover all material issues relating to a particular target business, or that factors outside of the target business and outside of our control will not later arise. If our diligence fails to identify issues specific to a target business or the environment in which the target business operates, we may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

Our outstanding warrants may adversely affect the market price of our common stock and make it more difficult to effect our initial business combination.

The units sold in our initial public offering included warrants to purchase 43,289,600 shares of common stock. SP Acq LLC, Steel Partners II, L.P. and Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker collectively hold warrants to purchase an aggregate of 17,822,400 shares of our common stock (comprising the shares of stock purchasable upon exercise of the 10,822,400 initial founder’s warrants and the shares of common stock purchasable upon exercise of the 7,000,000 additional founder’s warrants), and upon consummation of the co-investment Steel Partners II, L.P. will hold an additional 3,000,000 co-investment warrants to purchase shares of our common stock. If we issue common stock to complete our initial business combination, the potential issuance of additional shares of common stock on exercise of these warrants could make us a less attractive acquisition vehicle to some target businesses. This is because exercise of any warrants will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete our initial business combination. Our warrants may make it more difficult to complete our initial business combination or increase the purchase price sought by one or more target businesses. Additionally, the sale or possibility of the sale of the shares underlying the warrants could have an adverse effect on the market price for our common stock or our units, or on our ability to obtain other financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

The grant of registration rights to SP Acq LLC, Steel Partners II, L.P. and certain of our directors may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to an agreement we have entered into, (i) SP Acq LLC, Steel Partners II, L.P. and Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker can demand that we register the resale of the founder’s units, the founder’s shares and the initial founder’s warrants, and the shares of common stock issuable upon exercise of the initial founder’s warrants, (ii) SP Acq LLC and Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker can demand that we register the additional founder’s warrants and the shares of common stock issuable upon exercise of the additional founder’s warrants and (iii) Steel Partners II, L.P. can demand that we register the resale of the co-investment units, the co-investment shares and the co-investment warrants and the shares of common stock issuable upon exercise of the co-investment warrants. The registration rights will be exercisable with respect to the founder’s units, the founder’s shares, the initial founder’s warrants and shares of common stock issuable upon exercise of such warrants, the co-investment units, the co-investment shares and co-investment warrants and shares of common stock issuable upon exercise of such warrants at any time commencing three months prior to the date on which the relevant securities are no longer subject to transfer restrictions, and with respect to the additional founder’s warrants and the underlying shares of common stock at any time after the execution of a definitive agreement for an initial business combination. We will bear the cost of registering these securities. If SP Acq LLC, Steel Partners II, L.P. and Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker exercise their registration rights in full, there will be an additional 13,822,400 shares of common stock (including 3,000,000 co-investment shares) and up to 20,822,400 shares (including 3,000,000 shares issuable upon the exercise of co-investment warrants) of common stock issuable on exercise of the warrants eligible for trading in the public market. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by SP Acq LLC, Steel Partners II, L.P. and Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker are registered.

If adjustments are made to the warrants, you may be deemed to receive a taxable distribution without the receipt of any cash.

U.S. holders of units or warrants may, in certain circumstances, be deemed to have received distributions includible in income if adjustments are made to the warrants, even though holders would have not received any cash or property as a result of such adjustments. In certain circumstances, the failure to provide for such an adjustment may also result in a constructive distribution to you. In addition, non-U.S. holders of units or warrants may, in certain circumstances, be deemed to have received a distribution subject to U.S. federal withholding tax requirements.

If we are deemed to be an investment company, we must meet burdensome compliance requirements and restrictions on our activities, which may increase the difficulty of completing a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940 (the “Investment Company Act”), the nature of our investments and the issuance of our securities may be subject to various restrictions. These restrictions may make it difficult for us to complete our initial business combination. In addition, we may be subject to burdensome compliance requirements and may have to:

•	register as an investment company;

•	adopt a specific form of corporate structure; and

•	report, maintain records and adhere to voting, proxy, disclosure and other requirements.

We do not believe that our principal activities will subject us to the Investment Company Act. In this regard, our agreement with the trustee states that proceeds in the trust account will be invested only in “government securities” and one or more money market funds, selected by us, which invest principally in either short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized credit rating agency at the time of acquisition or tax exempt municipal bonds issued by governmental entities located within the United States. This investment restriction is intended to facilitate our not being considered an investment company under the Investment Company Act. If we are deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would increase our operating expenses and could make our initial business combination more difficult to complete.

The loss of Mr. Lichtenstein could adversely affect our ability to complete our initial business combination.

Our ability to consummate a business combination is dependent to a large degree upon Mr. Lichtenstein. We believe that our success depends on his continued service to us, at least until we have consummated a business combination. Due to his ownership of SP Acq LLC and his relationship with Steel Partners II, L.P., Mr. Lichtenstein has incentives to remain with us. Nevertheless, we do not have an employment agreement with him, or key-man insurance on his life. He may choose to devote his time to other affairs, or may become unavailable to us for reasons beyond his control, such as death or disability. The unexpected loss of his services for any reason could have a detrimental effect on us.

The American Stock Exchange may delist our securities, which could limit investors’ ability to transact in our securities and subject us to additional trading restrictions.

While our securities are currently listed on the American Stock Exchange, we cannot assure you that our securities will continue to be listed. Additionally, it is likely that the American Stock Exchange would require us to file a new initial listing application and meet its initial listing requirements, as opposed to its more lenient continued listing requirements, at the time of our initial business combination. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange does not list our securities, or subsequently delists our securities from trading, we could face significant consequences, including:

•	a limited availability for market quotations for our securities;

•	reduced liquidity with respect to our securities;

•
a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock;

•	limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, we would no longer be subject to American Stock Exchange rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards.

If we acquire a target business with operations located outside the United States, we may encounter risks specific to other countries in which such target business operates.

If we acquire a company that has operations outside the United States, we will be exposed to risks that could negatively impact our future results of operations following our initial business combination. The additional risks we may be exposed to in these cases include, but are not limited to:

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	tax issues, such as tax law changes and variations in tax laws as compared to the U.S.;

•	cultural and language differences;

•	foreign exchange controls;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars;

•	deterioration of political relations with the United States; and

•	new or more extensive environmental regulation.

Foreign currency fluctuations could adversely affect our business and financial results.

In addition, a target business with which we combine may do business and generate sales within other countries. Foreign currency fluctuations may affect the costs that we incur in such international operations. It is also possible that some or all of our operating expenses may be incurred in non-U.S. dollar currencies. The appreciation of non-U.S. dollar currencies in those countries where we have operations against the U.S. dollar would increase our costs and could harm our results of operations and financial condition.

Because we must furnish our stockholders with target business financial statements prepared in accordance with and reconciled to U.S. generally accepted accounting principles, we will not be able to complete an initial business combination with some prospective target businesses unless their financial statements are first reconciled to U.S. generally accepted accounting principles.

The federal securities laws require that a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports and proxy materials submitted to stockholders. Our initial business combination must be with a target business that has a fair market value of at least 80% of the sum of the balance in the trust account plus the proceeds of the co-investment (excluding deferred underwriting discounts and commissions of approximately $17.3 million) at the time of our initial business combination. We will be required to provide historical and/or pro forma financial information to our stockholders when seeking approval of a business combination with one or more target businesses. These financial statements must be prepared in accordance with, or be reconciled to, U.S. generally accepted accounting principles, or GAAP, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. If a proposed target business, including one located outside of the U.S., does not have financial statements that have been prepared in accordance with, or that can be reconciled to, U.S. GAAP and audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed target business. These financial statement requirements may limit the pool of potential target businesses with which we may combine.

ITEM 1B. Unresolved Staff Comments

Not applicable

ITEM 2. Properties

We currently maintain our executive offices at 590 Madison Avenue, 32nd Floor, New York, New York 10022. The cost for this space is included in the $10,000 per-month fee described above that Steel Partners, Ltd. charge us for office space, administrative services and secretarial support from the consummation of our initial public offering until the earlier offer consummation of a business combination or our liquidation. Prior to the consummation of our initial public offering, Steel Partners, Ltd. provided us with office space, administrative services and secretarial support at no charge. We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee that will be charged by Steel Partners, Ltd. is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3. Legal Proceedings

None

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our equity securities trade on the American Stock Exchange. Each of our units consists of one share of common stock and one warrant and trades on the American Stock Exchange under the symbol “DSP.U.” On November 2, 2007, the warrants and common stock underlying our units began to trade separately on the American Stock Exchange under the symbols “DSP.WS” and “DSP,” respectively. Each warrant entitles the holder to purchase one share of our common stock at a price of $7.50 commencing on the later of our consummation of a business combination or October 16, 2008, provided in each case that there is an effective registration statement covering the shares of common stock underlying the warrants in effect. The warrants expire on October 16, 2012, unless earlier redeemed.

The following table sets forth, for the fourth quarter of the year ended December 31, 2007, the high and low sales price of our units, common stock and warrants as reported on the American Stock Exchange. Prior to October 10, 2007, there was no established public trading market for our securities.

Quarter Ended	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
Fourth Quarter of year ended December 31, 2007 (from October 10, 2007)	$10.11	$9.76	$9.25	$9.00	$1.00	$0.87

Holders of Common Equity

On March 20, 2008, there were eight holders of record of our common stock, one holder of record of our units and eight holders of record of our warrants. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.

Dividends

Except for the unit dividend of 0.15 units for each unit outstanding that was effected on August 8, 2007 and the unit dividend of one-third of a unit for each unit that was outstanding that was effected on September 4, 2007, we have not paid any dividends on our common stock to date and we do not intend to pay cash dividends prior to the consummation of a business combination. After we complete our initial business combination, the payment of dividends will depend on our revenues and earnings, if any, capital requirements and general financial condition. The payment of dividends after our initial business combination will be within the discretion of our then-board of directors. Our board of directors currently intends to retain any earnings for use in our business operations and, accordingly, we do not anticipate the board declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On March 22, 2007, SP Acq LLC, which is controlled by Mr. Lichtenstein, purchased 11,500,000 of our units.

On June 25, 2007, a total of 500,000 founder’s units were sold by SP Acq LLC to Anthony Bergamo, Ronald LaBow, Howard M. Lorber, Leonard Toboroff and S. Nicholas Walker, in private transactions and subject to the succeeding sentence, SP Acq LLC agreed to sell 662,791 founder’s units to Steel Partners II, L.P., an affiliate of SP Acq LLC, pursuant to the purchase agreement dated March 30, 2007.

On August 8, 2007, we declared a unit dividend of 0.15 units for each outstanding share of common stock. On September 4, 2007, we declared a unit dividend of one-third of a unit for each outstanding share of common stock. Pursuant to an adjustment agreement we entered with SP Acq LLC, Steel Partners II, L.P. and Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker each of whom agreed to assign their right to receive the additional founder’s units they received pursuant to the dividend to SP Acq LLC.

On March 22, 2007, SP Acq LLC entered into an agreement with us to purchase 5,250,000 warrants at a price of $1.00 per warrant, upon the consummation of the offering. Subsequent to this agreement, Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker agreed that they would purchase a total of 500,000 of the additional founder’s warrants from SP Acq LLC. These warrants were purchased on October 16, 2007, the date of the Company’s initial public offering.

On October 4, 2007, SP Acq LLC agreed to purchase an additional 1,750,000 additional founder’s warrants at a price of $1.00 per warrant immediately prior to the consummation of our initial public offering resulting in an aggregate purchase of 7,000,000 additional founder’s warrants. The additional founder’s warrants are non-redeemable so long as they are held by SP Acq LLC or its permitted transferees. These warrants were purchased on October 16, 2007, the date of the Company’s initial public offering.

On October 31, 2007 SP Acq LLC transferred 6,197 units to Steel Partners II, L.P. in connection with the partial exercise of the underwriters’ over-allotment option pursuant to the purchase agreement dated March 30, 2007. In addition, pursuant to an adjustment agreement, SP Acq LLC forfeited a total of 667,600 units.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no compensation plans under which equity securities are authorized for issuance.

Use of Proceeds from our Initial Public Offering

On October 16, 2007, we closed our initial public offering of 40,000,000 units with each unit consisting of one share of common stock and one warrant, each to purchase one share of our common stock at a price of $7.50 per share. On October 31, 2007 the underwriters purchased an additional 3,289,600 units pursuant to an over-allotment option. All of the units registered were sold at an offering price of $10.00 per unit and generated gross proceeds of $432,896,000. The securities sold in our initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-142696). The SEC declared the registration statement effective on October 10, 2007. UBS Investment Bank acted as sole bookrunning manager and representative of Ladenburg Thalmann & Co. Inc. and Jefferies & Company.

We received net proceeds of approximately $426,909,120 from our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option). Of those net proceeds, approximately $17,315,840 is attributable to the deferred underwriters’ discount. We retained $1,000,000 of the proceeds to pay offering expenses and for working capital purposes and deposited $425,909,120 into a trust account. The funds in the trust account will be part of the funds distributed to our public stockholders in the event we are unable to complete a business combination. Unless and until a business combination is consummated, and except for a portion of the interest earned on the funds in the trust account that is available to the company, the proceeds held in the trust account will not be available to us. The net proceeds deposited into the trust account remain on deposit in the trust account and earned $2,944,393 in interest through December 31, 2007. Pursuant to the terms of the investment management trust agreement, $1,485,505 of trust interest income has been released to the Company through December 31, 2007. The balance in the trust account at December 31, 2007 was $426,898,303.

ITEM 6. Selected Financial Data

The following table summarizes the relevant financial data for our business and should be read with our financial statements, which are included in this report.

Statement of Income Data:	For the period from February 14, 2007 (date of inception) to December 31, 2007
Formation and operating costs	$264,373
Loss from operations	(264,373)
Interest income	2,950,473
Interest expense	9,435
Income before tax	2,676,665
Provision for taxes on income	(1,210,372)
Net income	$1,466,293
Net income per common share, basic and diluted	$0.09
Shares used in computing net income per share, basic and diluted	17,245,726

Balance Sheet Data:	As of December 31, 2007
Working capital	$409,863,563
Total assets	428,945,449
Total liabilities	18,956,480
Value of common stock which may be redeemed for cash at conversion value	127,772,726
Stockholders’ equity	282,216,243

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a blank check company organized under the laws of the State of Delaware on February 14, 2007. We were formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses or assets. We consummated our initial public offering on October 16, 2007. We are currently in the process of evaluating and identifying targets for a business combination. We intend to utilize cash from our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. The issuance of additional shares of our capital stock:

•	may significantly reduce the equity interest of our stockholders;

•
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of one or more of our current officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that require the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security were payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to do so.

Results of Operations and Known Trends Or Future Events

We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination, at the earliest. We will continue to generate non-operating income in the form of interest income on cash and cash equivalents. Net income for the period from February 14, 2007 (inception) through December 31, 2007 was $1,466,293, which consisted of $2,950,473 in interest income partially offset by $264,373 in formation and operating expenses, $9,435 in interest expense and $1,210,372 in taxes on income. The trustee of the trust account will pay any taxes resulting from interest accrued on the funds held in the trust account out of the funds held in the trust account. In addition, we will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

Liquidity and Capital Resources

The net proceeds from (i) the sale of the units in our initial public offering (including the underwriters’ over-allotment option), after deducting offering expenses of approximately $1,095,604 and underwriting discounts and commissions of approximately $30,302,720, together (ii) with $7,000,000 from SP Acq LLC’s investment in the additional founder’s warrants, were approximately $408,497,676. We expect that most of the proceeds held in the trust account will be used as consideration to pay the sellers of a target business or businesses with which we ultimately complete our initial business combination. We expect to use substantially all of the net proceeds of our initial public offering not in the trust account to pay expenses in locating and acquiring a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating our initial business combination. To the extent that our capital stock or debt financing is used in whole or in part as consideration to effect our initial business combination, any proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business.

We do not believe we will need additional financing in order to meet the expenditures required for operating our business prior to our initial business combination. However, we will rely on interest earned of up to $3.5 million on the trust account to fund such expenditures and, to the extent that the interest earned is below our expectation, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, in addition to the co-investment we may need to obtain additional financing to consummate our initial business combination. We may also need additional financing because we become obligated to convert into cash a significant number of shares of public stockholders voting against our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The net proceeds of our initial public offering, including amounts in the trust account, will be invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SP Acquisition Holdings, Inc.

We have audited the accompanying balance sheet of SP Acquisition Holdings, Inc. (a corporation in the development stage) (the “Company”) as of December 31, 2007 and the related statements of income, stockholders’ equity and cash flows for the cumulative period from February 14, 2007 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SP Acquisition Holdings, Inc. (a corporation in the development stage) as of December 31, 2007, and the results of its operations and its cash flows for the cumulative period from February 14, 2007 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York
March 25, 2008

SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)

BALANCE SHEET

December 31, 2007
Current Assets:
Cash	$1,317,688
Cash and cash equivalents, held in Trust	426,898,303
Accrued interest receivable on Trust assets	469,705
Other receivable	26,323
Prepaid expenses	108,024
Total current assets	428,820,043
Deferred tax assets - non current	125,406
$428,945,449

Current Liabilities:
Accounts payable	$449,194
Note payable to affiliate	250,000
Advances payable to affiliate	26,818
Interest payable to affiliate	9,435
Accrued expenses	96,915
Income taxes payable	808,278
Other payables- deferred underwriting fee	17,315,840
Total current liabilities	18,956,480

Common stock, subject to possible conversion, 12,986,879 shares at conversion value	127,772,726

Commitments and contingencies	—

Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000 authorized, none issued	—
Common stock, $.001 par value, 200,000,000 shares authorized; 41,125,121 shares issued and outstanding (excluding 12,986,879 shares subject to possible conversion) at December 31, 2007	41,125
Additional paid-in capital	280,708,825
Retained earnings accumulated during the development stage	1,466,293
Total stockholders’ equity	282,216,243
$428,945,449

The accompanying notes are an integral part of these financial statements.

SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)

STATEMENT OF INCOME

For the period from February 14, 2007 (date of inception) to December 31, 2007

Formation and operating costs	$264,373
Loss from operations	(264,373)
Interest income - Trust	2,944,393
Interest income - other	6,080
Interest expense	(9,435)
Income before tax	2,676,665
Provision for income taxes	(1,210,372)
Net income	$1,466,293

Net income per common share, basic and diluted	$0.09
Weighted average number of common shares outstanding, basic and diluted	17,245,726

The accompanying notes are an integral part of these financial statements.

SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)

STATEMENT OF CASH FLOWS

February 14, 2007 (date of inception) to December 31, 2007
Cash flows from operating activities:
Net income	$1,466,293

Changes in asset and liability accounts:
Interest receivable	(469,705)
Other receivable	(26,323)
Prepaid expenses	(108,024)
Deferred tax asset - non current	(125,406)
Accounts payable	65,203
Advances payable to affiliate	26,818
Interest payable to affiliate	9,435
Accrued expenses	96,915
Income taxes payable	808,278
Net cash provided by operating activities	1,743,484
Cash flows from investing activities:
Cash and cash equivalents held in Trust	(426,898,303)
Net cash used in investing activities	(426,898,303)

Cash flows from financing activities:
Proceeds from issuance of founder’s units	25,000
Proceeds from issuance of additional founder’s warrants	7,000,000
Proceeds from note payable to affiliate	250,000
Proceeds from initial public offering	432,896,000
Payment of offering costs	(13,698,493)
Net cash provided by financing activities	426,472,507
Net increase in cash	1,317,688
Cash at the beginning of the period	—
Cash at the end of the period	$1,317,688

Supplemental disclosure of non-cash financing activities:
Unpaid offering costs	$383,991
Accrual of deferred underwriters’ discount	$17,315,840
Supplemental disclosure of cash flow information:
Cash payments for taxes on income	$527,500

The accompanying notes are an integral part of these financial statements.

SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings Accumulated During the Development Stage	Total Stockholders’ Equity
Proceeds from founder’s units issued on March 22, 2007	11,500,000	$11,500	$13,500	$—	$25,000
Proceeds from issuance of 40,000,000 units, net of underwriters’ commissions and offering expenses of $29,030,049 on October 16, 2007	40,000,000	40,000	370,929,951	—	370,969,951
Net proceeds subject to possible conversion of 11,999,999 shares	(11,999,999)	(12,000)	(118,187,990)		(118,199,990)
Proceeds from issuance of 7,000,000 warrants on October 16, 2007	—	—	7,000,000	—	7,000,000
Proceeds from issuance of 3,289,600 units, net of underwriters’ commissions and offering expenses of $2,368,275 on October 31, 2007	3,289,600	3,290	30,524,435		30,527,725
Net proceeds subject to possible conversion of 986,880 shares	(986,880)	(987)	(9,571,749)		(9,572,736)
Founder’s Units forfeited on October 31, 2007	(677,600)	(678)	678
Net income				1,466,293	1,466,293
Balances at December 31, 2007	41,125,121	$41,125	$280,708,825	$1,466,293	$282,216,243

The accompanying notes are an integral part of these financial statements.

SP Acquisition Holdings, Inc.
(a corporation in the development stage)

Notes to Financial Statements

NOTE A — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

SP Acquisition Holdings, Inc. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on February 14, 2007. The Company was formed to acquire one or more businesses or assets through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination (“Business Combination”). The Company has neither engaged in any operations nor generated revenue to date. All activity through December 31, 2007 relates to the formation of the Company and its initial public offering described below and in Note C. The Company will not generate any operating revenues until after the completion of its initial business combination. Since the completion of its initial public offering, the Company generates non-operating income in the form of interest income on cash and cash equivalents.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies.

The Company was initially formed and capitalized through the sale of founder’s units to a related entity, SP Acq LLC (See Note D).

The registration statement for the Company’s initial public offering (“Offering”) was declared effective October 10, 2007. The Company consummated the Offering on October 16, 2007 and recorded proceeds of $370,969,951, net of the underwriters’ discount of $28,000,000 and offering costs of $1,030,049. Simultaneously with the consummation of the Offering, the Company consummated the private sale of 7,000,000 warrants to SP Acq LLC at a price of $1 per warrant (an aggregate purchase price of $7,000,000) (see Note D).

On October 31, 2007, the underwriters exercised a portion and terminated the balance of their over allotment option granted in connection with the initial public offering and consummated the purchase of an additional 3,289,600 units at a price of $10.00 per unit, for gross proceeds of $32,896,000 or net proceeds of $30,527,725, net of the underwriters’ fee of $2,302,720 and offering costs of $65,555.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

A total of $425,909,120 (or approximately $9.84 per share), including $371,000,000 of the net proceeds from the Offering, $7,000,000 from the sale of warrants to the founding shareholders (see Note D), $30,593,280 of net proceeds of the over allotment issuance and $17,315,840 of deferred underwriting discounts and commissions, has been placed in a trust account at JPMorgan Chase Bank, N.A., with the Continental Stock Transfer & Trust Company as trustee (the “Trust”) which is to be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Except for up to $3,500,000 of Trust interest income to be released to the Company to fund expenses relating to investigating and selecting a target business and other working capital requirements, and any additional amounts needed to pay income taxes on the Trust earnings, the proceeds held in the Trust will not be released from the Trust until the earlier of the completion of the Company’s Business Combination or the liquidation of the Company. As of December 31, 2007, the balance in the Trust account was $426,898,303, interest receivable on trust assets was $469,705 and the Trust has released $1,485,505 of interest income to the Company.

The placing of funds in the Trust may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust, there is no guarantee that they will execute such agreements.

SP Acq LLC has agreed that it will be liable to the Company if and to the extent claims by third parties reduce the amounts in the trust account available for payment to our stockholders in the event of a liquidation and the claims are made by a vendor for services rendered, or products sold, to us, or by a prospective target business. A “vendor” refers to a third party that enters into an agreement with us to provide goods or services to us. However, the agreement entered into by SP Acq LLC specifically provides for two exceptions to the indemnity given: there will be no liability (1) as to any claimed amounts owed to a third party who executed a legally enforceable waiver, or (2) as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Furthermore, there could be claims from parties other than vendors, third parties with which we entered into a contractual relationship or target businesses that would not be covered by the indemnity from SP Acq LLC, such as shareholders and other claimants who are not parties in contract with us who file a claim for damages against us.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 30% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. Public stockholders voting against a Business Combination will be entitled to convert their common stock to cash at a per share conversion price equal to the aggregate amount then in the Trust account (before payment of deferred underwriters fees and including interest, net of any income taxes payable on such interest, which shall be paid from the Trust, and net of interest income of up to $3.5 million earned on the Trust balance previously released to the Company to fund working capital requirements), if the Business Combination is approved and consummated. However, voting against the Business Combination alone will not result in election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combination is voted upon by the stockholders. All of the Company’s stockholders prior to the Offering, and all of the officers and directors of the Company have agreed to vote all of the shares of the Company stock held by them in accordance with the vote of the majority in interest of all other stockholders of the Company.

In the event the Company does not consummate a Business Combination on or before October 10, 2009, the proceeds held in the Trust, including the unpaid portion of the underwriters’ commission (See Note D) will be distributed to the Company’s public stockholders (excluding SP Acq LLC, Steel Partners II, L.P. and Anthony Bergamo, Ronald LaBow, Howard M. Lorber, Leonard Toboroff and S. Nicholas Walker, each a director of the Company), to the extent of their pre-Offering stock holdings.

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Development Stage Company:

The Company complies with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

As indicated in the accompanying financial statements, the Company has incurred substantial organizational, legal, accounting and offering costs in the pursuit of its financing plans and expects to incur additional costs in pursuit of its acquisition plans. As of December 31, 2007, the Company had cash on hand of $1,317,688 as well as $426,898,303 of cash and cash equivalents in the Trust. Under terms of the investment management trust agreement, up to $3,500,000 of interest may be released to the Company in such amounts and such intervals as we request, subject to availability. At December 31, 2007 $1,485,505 of Trust interest has been released to the Company. Management has reviewed its cash requirements as of December 31, 2007 and believes that its cash on hand, along with the funds available to it from the interest income from the Trust (See Note A) is sufficient to cover its expenses for the next twelve months.

As discussed in Note D, the note with Steel Partners Ltd. has a due date of December 31, 2007. Steel Partners Ltd. has confirmed that the promissory note is not in default at December 31, 2007 and that the payment may be made on or before December 31, 2008.

There is no assurance that the Company’s plan to complete a Business Combination will be successful.

2. Cash and cash equivalents:

The Company considers investments with a maturity of three months or less when purchased to be cash equivalents.

3. Common Stock and Unit Dividends:

Each share of common stock has one vote. As discussed in Note F, on August 8, 2007, the Company declared a unit dividend of 0.15 units for each unit outstanding and on September 4, 2007 declared a unit dividend of one third of a unit for each unit outstanding. All of the unit holders agreed to transfer their units due them with respect to these dividends to SP Acq LLC. Such stock dividends are presented as if they were stock splits and presented retroactively each period presented. All unit amounts outstanding reflect such dividends, except for weighted average shares outstanding as discussed in Note B-4.

4. Net Income Per Common Share:

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) is computed by dividing earnings by the weighted average number of common shares outstanding for the period. Common shares subject to possible conversion of 12,986,879 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata shares of the trust earnings. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive warrants and other potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. In accordance with SFAS No. 128, the Company has not considered the effect of its outstanding Warrants in the calculation of diluted earnings per share since the exercise of the Warrants is contingent upon the occurrence of future events.

5. Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, exceeds the Federal depository insurance coverage of $100,000. As of December 31, 2007 the Company had $428,215,991 in cash and cash equivalents which exceeded Federally insured limits.

6. Fair Value of Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximate the carrying amounts represented in the balance sheet because of their short term maturities.

7. Use of Estimates:

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

8. Trust Account:

The Trust (See Note A) is invested in T Bills with a 30 day maturity as of December 31, 2007.

9. Income Taxes:

      The Company complies with SFAS 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

On February 14, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

10. Stock-based compensation:

     The Company accounts for stock options and warrants using the fair value recognition provisions of SFAS No.123 (Revised 2004), “ Share-Based Payment ”, (“SFAS 123(R)”). SFAS 123(R) addresses all forms of share based compensation awards including shares issued under employment stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123 (R), share based payment awards will be measured at fair value on the awards grant date, based on estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements.

11. Recent Accounting Pronouncements:

In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements," or ("SFAS 157"). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact that this standard may have on its financial position and results of operations.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective for us beginning with fiscal year 2008. The Company has evaluated SFAS 159 and expects that adoption will have no significant impact on its financial statements or results of operations.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations,” (“SFAS 141(R)”).  SFAS 141(R) retains the fundamental requirements of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS 141(R) establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date.  SFAS 141(R) also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values.  Additionally, SFAS 141(R) will require that acquisition-related costs in a business combination be expensed as incurred, except for costs incurred to issue debt and equity securities. This statement applies prospectively to business combinations effective with the Company’s first fiscal quarter of 2009.  Early adoption is not permitted.  The Company is evaluating the impact that this standard may have on its financial position and results of operations.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51,” (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest, also referred to as minority interest, in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 requires that the noncontrolling interest in a subsidiary be clearly identified and presented within the equity section of the consolidated statement of financial position but separate from the company’s equity.  Consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the consolidated statement of income.  SFAS 160 requires that any subsequent changes in a parent’s ownership interest while still retaining its controlling financial interest in its subsidiary must be accounted for as equity transactions on a consistent basis.  In addition, SFAS 160 requires that upon the deconsolidation of a subsidiary, both the gain or loss arising from the deconsolidation and any retained noncontrolling equity investment in the former subsidiary be measured at fair value.  SFAS 160 is effective commencing with the Company’s first fiscal quarter of 2009.  Early adoption is not permitted.  The Company is evaluating the impact that this standard may have on its financial position and results of operations.

NOTE C — INITIAL PUBLIC OFFERING

On October 16, 2007 the Company sold to the public an aggregate of 40,000,000 units at a price of $10.00. Each unit consists of one share of the Company’s common stock, $0.001 par value, and one redeemable common stock purchase warrant. On October 31, 2007, the underwriters exercised a portion and cancelled the balance of their over-allotment option granted in connection with the Offering and consummated the sale of an additional 3,289,600 units at a price of $10.00.

The Company has incurred an underwriters’ fee of 7% of the gross offering proceeds in connection with the completion of the Offering and the over-allotment. Of this fee, $12,000,000 and $986,880 were paid at the closing of the Offering and over-allotment on October 16, 2007 and October 31, 2007, respectively, and $17,315,840 is held in the Trust and will be paid to the underwriters in connection with the consummation of a Business Combination. As of December 31, 2007, the remaining underwriting commitment of $17,315,840 is included as Other Payables - deferred underwriters’ fee.

NOTE D — RELATED PARTY TRANSACTIONS

SP Acq LLC purchased 11,500,000 of the Company’s founder’s units, each consisting of one common share and one warrant to purchase a common share, for a price of $25,000 in a private placement. The units are identical to those sold in the Offering, except that SP Acq LLC, Steel Partners II, L.P., and Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker agreed to vote their founder’s shares in the same manner as a majority of the public stockholders who vote at the special or annual meeting called for the purpose of approving the Company’s Business Combination. As a result, they will not be able to exercise conversion rights with respect to the founder’s shares if the Company’s Business Combination is approved by a majority of its public stockholders. The founder’s shares included therein will not participate with the common stock included in the units sold in the Offering in any liquidating distribution. The founder’s units, including the founder’s shares and initial founder’s warrants may not be sold or transferred until at least one year after the completion of a Business Combination.

The founder’s units included up to 1,500,000 units that were subject to forfeiture by SP Acq LLC to the extent that the underwriters’ over-allotment option was not exercised or was exercised in part such that the holders of the Company’s founder’s units would collectively own 20% of the Company’s units after consummation of the Offering and exercise or expiration of the over-allotment option (assuming none of the holders of our founder’s units purchase units in the Offering). On October 31, 2007, in connection with the partial exercise of the over-allotment option, 677,600 founder’s units were forfeited to the Company and cancelled.

The Company has issued warrants to purchase 11,500,000 common shares at $7.50 per share as part of the founder’s units in connection with its initial capitalization on March 22, 2007 (“initial founder’s warrants”). On October 31, 2007, in connection with the partial exercise of the underwriters’ over-allotment option, 677,600 initial founder’s warrants were forfeited to the Company and cancelled.

Additionally, pursuant to the Director’s Purchase Agreement dated as of June 25, 2007, SP Acq LLC has sold a total of 500,000 founder’s units to certain directors of the Company.

SP Acq LLC, pursuant to an agreement dated March 22, 2007, also sold to its affiliate Steel Partners II, L.P. a portion of its founder’s units, with the final number of units to be determined based on the number of units sold in the Offering once the underwriters’ over-allotment option was exercised or expired. As of October 16, 2007 upon the closing of the Offering, Steel Partners II, L.P. owned 662,791 founder’s units. On October 31, 2007, the underwriters exercised a portion of their over-allotment option and SP Acq LLC sold an additional 6,197 of its founders units to Steel Partners II, L.P., bringing Steel Partners II, L.P. ownership to 668,988 units.

On March 28, 2007 the Company issued a $250,000 unsecured promissory note to Steel Partners, Ltd., an affiliate of SP Acq LLC and the Company. This note bears interest at a rate of 5% per annum, is unsecured and principal and interest payments were due on December 31, 2007. Interest payable of $9,435 has been accrued on this note through December 31, 2007. Steel Partners, Ltd. has confirmed that the promissory note is not in default at December 31, 2007 and that payment may be made on or before December 31, 2008.

Advances payable of $26,818 at December 31, 2007 relate to certain costs paid by Steel Partners, Ltd. on behalf of the Company. The Company intends to repay such advances and thus such amounts are reflected as a liability to affiliate. None of the officers and directors of the Company received compensation for their services to the Company.

The Company presently occupies office space provided by Steel Partners, Ltd. Steel Partners, Ltd. has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office, administrative and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay Steel Partners, Ltd. $10,000 per month for such services. Services commenced on October 16, 2007. The Company has accrued $25,000 for such services through December 31, 2007.

SP Acq LLC purchased, in a private placement on October 16, 2007, 7,000,000 additional founder’s warrants at a price of $1 per warrant (an aggregate purchase price of $7,000,000) directly from the Company and not as part of the Offering. The purchase price of these additional founder’s warrants has been determined by the Company to be the fair value of such warrants as of the October 16, 2007 purchase date.

In addition, Steel Partners II, L.P., has entered into an agreement with the Company requiring it to purchase 3,000,000 units (“co-investment units”) at a price of $10 per unit (an aggregate price of $30,000,000) from the Company in a private placement that will occur immediately prior to the Company’s consummation of a Business Combination. These private placement units will be identical to the units sold in the Offering. It has also agreed that these units will not be sold, transferred, or assigned until at least one year after the completion of the Business Combination. In the event that Steel Partners II, L.P. does not purchase the co-investment units, SP Acq LLC, Steel Partners II, L.P. and the directors who purchased founder’s units have agreed to surrender and forfeit its founder’s units and additional founder’s warrants to the Company, provided however that such surrender and forfeiture will not be required if SP Acq LLC purchases the co-investment units. In such event, Steel Partners II, L.P. has agreed to transfer its founder’s units to SP Acq LLC. None of the co-investment units have been issued by the Company as of December 31, 2007.

NOTE E — PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares have been issued as of December 31, 2007.

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

NOTE G — WARRANTS

The following table presents warrants outstanding:

December 31, 2007

Initial Founder’s Warrants	10,822,400
Additional Founder’s Warrants	7,000,000
Public Warrants	43,289,600
Total	61,112,000

Initial founder’s warrants are not redeemable while held by SP Acq LLC or its permitted transferees and the exercisability of initial founder’s warrants are subject to certain additional restrictions. Each initial founder’s warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.50 only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period beginning 90 days after a Business Combination. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the warrants during the exercise period, there will be no cash settlement of the warrants and the warrants will expire worthless.

Additional founder’s warrants entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.50 for each warrant commencing on the completion of a Business Combination with a target business, and expire five years from the date of the prospectus. SP Acq LLC has also agreed that the warrants purchased by it will not be sold or transferred until after the completion of a Business Combination, and will be non-redeemable so long as they are held by the Company’s founders or their permitted transferees. Additionally, pursuant to the Director’s Purchase Agreement dated as of June 25, 2007, SP Acq LLC sold 500,000 of such initial founder’s warrants to certain directors on October 16, 2007.

Public warrants entitle the holder to purchase from the Company one share of common stock for each warrant at an exercise price of $7.50 commencing on the later of (a) one year from the date of the final prospectus for the Offering or (b) the completion of a Business Combination with a target business, and will expire five years from the date of the prospectus. The warrants are redeemable at the option of the Company at a price of $0.01 per warrant upon 30 days prior notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the warrants during the exercise period, there will be no cash settlement of the warrants and the warrants will expire worthless.

As disclosed in Note D, the initial founder’s warrants and additional founder’s warrants have certain restrictions and may be surrendered or forfeited under certain circumstances.

Pursuant to a registration rights agreement between the Company and SP Acq LLC, Steel Partners II, L.P. and Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker, the holders of our founder’s units, founder’s shares and initial founder’s warrants and shares issuable upon exercise thereof will be entitled to certain registration rights at any time commencing three months prior to the date that they are no longer subject to transfer restrictions.

NOTE H — TAXES ON INCOME

Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes and consist of the following:

12/31/2007
Deferred Tax Assets
Start up and organization costs	$125,406
Net Deferred Taxes	$125,406

The difference between the provision for income taxes and the amounts computed by applying the federal statutory income taxes to the income before tax are explained below:

12/31/2007

Tax at Federal Statutory Rate	34.0%
State and Local Taxes, net of federal benefit	11.2%
Provision for Taxes	45.2%

The provision for income taxes consists of the following:

12/31/2007
Current
Federal	$831,812
State and Local	503,966
Total Current Tax Expense	1,335,778

Deferred
Federal	(93,094)
State and Local	(32,312)
Total Deferred Tax Expense (Benefit)	(125,406)

Total Tax Expense	$1,210,372

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

On February 14, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). The Company has identified its federal tax return and its state and city tax returns in New York as “major” tax jurisdictions, as defined. As per FIN 48, the Company has evaluated its tax positions and has determined that there are no uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on February 14, 2007 the evaluation was performed for the period from inception through December 31, 2007. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. There were no unrecognized tax benefits as of December 31, 2007. The Company has not yet filed its initial tax returns and has had no tax examinations since its inception, February 14, 2007.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from February 14, 2007 (inception) through December 31, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months and is currently unaware of any issues that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE I — UNAUDITED QUARTERLY FINANCIAL RESULTS

Quarterly Financial Information:	For the Period from February 14, 2007 (date of inception) to March 31, 2007	For the Quarter ended June 30, 2007		For the Quarter ended September 30, 2007	For the Quarter ended December 31, 2007
Formation and operating costs	$25,436		$132	$11,250	$227,555
Loss from operations	(25,436)		(132)	(11,250)	(227,555)
Interest income	—		—	—	2,950,473
Interest expense	—		(3,185)	(3,125)	(3,125)
Income (loss) before tax	(25,436)		(3,317)	(14,375)	2,719,793
Provision for taxes on income	—		—	—	(1,210,372)
Net income (loss)	$(25,436)	$	(3,317)	$(14,375)	$1,509,421
Net income (loss) per common share, basic and diluted	$(0.00)		$(0.00)	$(0.00)	$0.04
Shares used in computing net income (loss) per share, basic and diluted	10,000,000		10,000,000	10,000,000	35,202,526

ITEM 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic filings with the SEC under the Exchange Act, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. Management, including our chief executive officer and chief operating officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of December 31, 2007. Based upon that evaluation, management has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

With respect to the most recently completed fiscal quarter, other than certain augmentation of the company's internal controls over financial reporting in connection with the company becoming a public company, including supplementing the reporting and review processes with respect to applicable United States generally accepted accounting principles and SEC rules, there has been no changes to the company's internal controls which has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers as of the date of this report are as follows:

Name	Age	Position(s)
Warren G. Lichtenstein	42	Chairman of the Board of Directors, President and Chief Executive Officer
Jack L. Howard	45	Chief Operating Officer and Secretary
James R. Henderson	50	Executive Vice President
Anthony Bergamo	61	Director
Ronald LaBow	73	Director
Howard M. Lorber	59	Director
Leonard Toboroff	75	Director
S. Nicholas Walker	53	Director

Warren G. Lichtenstein, Chairman of the Board of Directors, President and Chief Executive Officer— Mr. Lichtenstein has been our Chairman of the Board, President and Chief Executive Officer since February 2007. Mr. Lichtenstein co-founded Steel Partners II, L.P. in 1993. He has been Managing Member since 1996 of Steel Partners II GP LLC, which is the General Partner of Steel Partners II, L.P. and Steel Partners II Master Fund L.P. He is Chief Executive Officer of Steel Partners LLC, a global investment management firm, which is the Investment Manager to Steel Partners II, L.P. and Steel Partners II Master Fund L.P. He is also a Co-Founder of Steel Partners Japan Strategic Fund (Offshore), L.P., a private investment partnership investing in Japan, and Steel Partners China Access I LP, a private equity partnership investing in China. Mr. Lichtenstein has served as a director of GenCorp Inc., a technology-based manufacturer of aerospace and defense products and systems with a real estate business segment, since March 5, 2008. He has been a director (currently Chairman of the Board) of SL Industries, Inc., a designer and manufacturer of power electronics, power motion equipment, power protection equipment, and teleprotection and specialized communication equipment, since January 2002 and served as Chief Executive Officer from February 2002 to August 2005. He has served as Chairman of the Board of WHX Corporation, a holding company, since July 2005. He served as a director of WebFinancial Corporation, which through its operating subsidiaries, operates niche banking markets, from 1996 to June 2005, as Chairman and Chief Executive Officer from December 1997 to June 2005 and as President from December 1997 to December 2003. Prior to the formation of Steel Partners II, L.P. in 1993, Mr. Lichtenstein co-founded Steel Partners, L.P., an investment partnership, in 1990 and co-managed its business and operations. From 1988 to 1990, Mr. Lichtenstein was an acquisition/arbitrage analyst with Ballantrae Partners, L.P., which invested in risk arbitrage, special situations, and undervalued companies. From 1987 to 1988, he was an analyst at Para Partners, L.P., a partnership that invested in arbitrage and related situations. Mr. Lichtenstein has previously served as a director of the following companies: Alpha Technologies Group, Inc. (Synercom Technology), Aydin Corporation (Chairman), BKF Capital Group Inc., CPX Corp. (f/k/a CellPro, Incorporated), ECC International Corporation, Gateway Industries, Inc., KT&G Corporation, Layne Christensen Company, PLM International, Inc. Puroflow Incorporated, Saratoga Beverage Group, Inc., Synercom Technology, Inc., TAB Products Co., Tandycrafts Inc., Tech-Sym Corporation, United Industrial Corporation (Chairman) and U.S. Diagnostic Labs, Inc. Mr. Lichtenstein graduated from the University of Pennsylvania with a B.A. in Economics.

Jack L. Howard, Chief Operating Officer and Secretary— Mr. Howard was a Director from February 2007 until June 2007, was Vice-Chairman from February 2007 until August 2007 and has been our Secretary since February 2007. Since June 2007, he has been our Chief Operating Officer. Mr. Howard co-founded Steel Partners II, L.P. in 1993. He has been a registered principal of Mutual Securities, Inc., a NASD registered broker-dealer since 1989. He is the President of Steel Partners LLC, a global investment management firm. He has been associated with Steel Partners LLC and its affiliates since December 2003. He served as Chairman of the Board and Chief Executive Officer of Gateway Industries, Inc., a provider of database development and web site design and development services, from February 2004 to April 2007 and as Vice President from December 2001 to April 2007. He has been a director of Adaptec, Inc., a storage solutions provider, since December 2007. Mr. Howard has served as Chairman of the Board of WebFinancial Corporation, which through its operating subsidiaries, operates niche banking markets, since June 2005, as a director of WebFinancial since 1996 and its Vice President since 1997. From 1997 to May 2000, he also served as Secretary, Treasurer and Chief Financial Officer of WebFinancial. He has been a director of WHX Corporation, a holding company, since July 2005. He has served as a director of NOVT Corporation, a former developer of advanced medical treatments for coronary and vascular disease, since April 2006. He has been a director of CoSine Communications, Inc., a holding company, since July 2005. He has been a director of BNS Holding, Inc., a holding company that owns the majority of Collins Industries, Inc., a manufacturer of school buses, ambulances and terminal trucks, since June 2004. From 1984 to 1989, Mr. Howard was with First Affiliated Securities, a NASD broker dealer. Mr. Howard has previously served as a director of Scientific Software-Intercomp, Inc., Pubco Corporation and Investors Insurance Group, Inc. Mr. Howard graduated from the University of Oregon with a B.A. in Finance. He currently holds the securities licenses of Series 7, Series 24, Series 55 and Series 63.

James R. Henderson, Executive Vice President — Mr. Henderson has been our Executive Vice President since February 2007. Mr. Henderson is a Managing Director and operating partner of Steel Partners LLC, a global investment management firm. He has been associated with Steel Partners LLC and its affiliates since August 1999. He has served as a director of GenCorp Inc., a technology-based manufacturer of aerospace and defense products and systems with a real estate business segment, since March 5, 2008. Mr. Henderson has served as Chief Executive Officer of WebFinancial Corporation, which through its operating subsidiaries, operates niche banking markets, since June 2005, as President and Chief Operating Officer of WebFinancial since November 2003, and was the Vice President of Operations from September 2000 through December 2003. He has served as Chief Executive Officer of WebBank, a wholly-owned subsidiary of WebFinancial, from November 2004 to May 2005. Mr. Henderson has served as a director of Angelica Corporation, a provider of healthcare linen management services, since August 2006. He has served as a director of BNS Holding, Inc., a holding company that owns the majority of Collins Industries, Inc., a manufacturer of school buses, ambulances and terminal trucks, since June 2004. He has served as a director (currently Chairman of the Board) of Del Global Technologies Corp., a designer and manufacturer of medical imaging and diagnostic systems, since November 2003. He has served as a director of SL Industries, Inc., a designer and producer of proprietary advanced systems and equipment for the power and data quality industry, since January 2002. Mr. Henderson has served as President of Gateway Industries, Inc., a provider of database development and web site design and development services, since December 2001. He served as a director of ECC International Corp., a manufacturer and marketer of computer-controlled simulators for training personnel to perform maintenance and operator procedures on military weapons, from December 1999 to September 2003 and as acting Chief Executive Officer from July 2002 to March 2003. From January 2001 to August 2001, he served as President of MDM Technologies, Inc., a direct mail and marketing company. From 1996 to 1999, Mr. Henderson was employed in various positions with Aydin Corporation, a defense electronics manufacturer, which included a tenure as President and Chief Operating Officer. From 1980 to 1996, Mr. Henderson was employed with UNISYS Corporation, an e-business solutions provider. Mr. Henderson has previously served as a director of Tech-Sym Corporation. Mr. Henderson graduated from the University of Scranton with a B.S. in Accounting.

Anthony Bergamo, Director — Mr. Bergamo has been a Director since July 2007. He has held various positions with MB Real Estate, a property management company based in New York City and Chicago, since April 1996, including the position of Vice Chairman since May 2003. Mr. Bergamo served as managing director with Milstein Hotel Group, a hotel operator, from April 1996 until July 2007. He has also served as the Chief Executive Officer of Niagara Falls Redevelopment, LLC, a real estate development company, since August 1998. Mr. Bergamo was a director of Lone Star Steakhouse & Saloon, Inc., an owner and operator of restaurants, from May 2002 until December 2006, at which time such company was sold to a private equity fund. At the time of such sale, Mr. Bergamo was the Chairman of the Audit Committee of Lone Star Steakhouse & Saloon, Inc. He has also been a director since 1995, a Trustee since 1986 and currently is Chairman of the Audit Committee of Dime Community Bancorp. Mr. Bergamo is also the Founder of the Federal Law Enforcement Foundation, a foundation that provides economic assistance to both federal and local law enforcement officers suffering from serious illness and to communities recovering from natural disasters, and has served as its Chairman since 1988. Mr. Bergamo serves on the New York State Commission for Sentencing Reform and the New York State Judicial Screening Committee. He earned a BS in history from Temple University, and a JD from New York Law School. He is admitted to the New York, New Jersey, Federal Bars, US Court of Appeals and the US Supreme Court.

Ronald LaBow, Director — Mr. LaBow has been a Director since June 2007. He has served as President of Stonehill Investment Corp., an investment fund, since February 1990. From January 1991 to February 2004, Mr. LaBow served as Chairman of the Board of WHX Corporation, a holding company. Mr. LaBow currently is the President of WPN Corp., a financial consulting company, and is a director of BKF Capital Group, Inc. He earned a BS from University of Illinois, an MS from Columbia University School of Business, an LLB from New York Law School and a Master of Law from New York University Law School. He is admitted to the bar of the state of New York.

Howard M. Lorber, Director — Mr. Lorber has been a Director since June 2007. Mr. Lorber has served as Chairman of the Board of Open Acquisition Corp. since January 2008, a blank check company that has filed its initial registration statement with the SEC. Mr. Lorber has served as the Executive Chairman of Nathan’s Famous Inc. since January 2007 and prior to that served as its Chairman from 1987 until December 2006 and as its Chief Executive Officer from November 1993 until December 2006. Also, Mr. Lorber has been the President and Chief Executive Officer of Vector Group Ltd. since January 2006 and has served as a director since January 2001. Mr. Lorber served as the President and Chief Operating Officer of Vector Group Ltd. from January 2001 until January 2006. Mr. Lorber was President, Chief Operating Officer and a Director of New Valley Corporation from November 1994 until its merger with Vector Group in December 2005. For more than the past five years, Mr. Lorber has been a stockholder and a registered representative of Aegis Capital Corp. Mr. Lorber served as Chairman of the Board of Ladenburg Thalmann Financial Services, the parent of Ladenburg Thalmann & Co. Inc., one of the underwriters of our initial public offering, from May 2001 until July 2006 when he became Vice-Chairman in which capacity he currently serves. Mr. Lorber currently serves as a director of United Capital Corp., a real estate investment and diversified manufacturing company.

Leonard Toboroff, Director — Mr. Toboroff has been a Director since June 2007. Mr. Toboroff has served as a Vice Chairman of the Board of Allis-Chalmers Energy Inc., a provider of products and services to the oil and gas industry, since May 1988 and served as Executive Vice President from May 1989 until February 2002. He served as a director and Vice President of Varsity Brands, Inc. (formerly Riddell Sports Inc.), a provider of goods and services to the school spirit industry, from April 1998 until it was sold in September 2003. Mr. Toboroff has been an Executive Director of Corinthian Capital Group, LLC, a private equity fund, since October 2005. He is also a director of Engex Corp., a closed-end mutual fund. He has been a director of NOVT Corporation, a former developer of advanced medical treatments for coronary and vascular disease, since April 2006. Mr. Toboroff has previously served as a director of American Bakeries Co., Ameriscribe Corporation and Saratoga Spring Water Co. Mr. Toboroff is a graduate of Syracuse University and The University of Michigan Law School.

S. Nicholas Walker, Director — Mr. Walker has been a director since June 2007. Mr. Walker is the Chief Executive Officer of the York Group Limited (“York”) a financial services company. York provides investment management services and securities brokerage services to institutional and high net worth individual clients. Mr. Walker has served as CEO of York since 2000. From 1995 until 2000 Mr. Walker served as Senior Vice President of Investments of PaineWebber Inc. in New York. From 1982 until 1995, he served as Senior Vice President of Investments of Prudential Securities Inc. in New York. From 1977 to 1981 he served as an assistant manager at Citibank NA, merchant banking group, in New York and from 1976 to 1977 as a syndication manager with Sumitomo Finance International Limited in London. Mr. Walker served as a director of the Cronos Group, a leading lessor of intermodal marine containers, from 1999 until it was sold in July 2007 (Nasdaq symbol “CRNS”). Mr. Walker holds an M.A. degree in Jurisprudence from Oxford University, England.

Number and Terms of Office of Directors

Our board of directors consists of six directors. These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating our initial business combination. However, none of these individuals has been a principal of or affiliated with a blank check company that executed a business plan similar to our business plan and other than Mr. Lorber, none of these individuals is currently affiliated with any such entity. Nevertheless, we believe that the skills and expertise of these individuals, their collective access to potential target businesses, and their ideas, contacts, and acquisition expertise should enable them to successfully identify and assist us in completing our initial business combination. However, there is no assurance such individuals will, in fact, be successful in doing so.

Executive Officer Compensation

None of our executive officers or directors has received any compensation for service rendered. After our initial business combination, our executive officers and directors who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely, however, that the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Director Independence

Our board of directors has determined that Messrs. Bergamo, LaBow, Toboroff and Walker are “independent directors” as such term is defined in the rules of the American Stock Exchange and Rule 10A-3 of the Exchange Act.

Board Committees

Our board of directors has formed an audit committee and a governance and nominating committee. Each committee is composed of four directors.

Audit Committee

Our audit committee consists of Messrs. Bergamo, Toboroff , Walker and LaBow with Mr. Bergamo serving as chair. As required by the rules of the American Stock Exchange, each of the members of our audit committee is able to read and understand fundamental financial statements, and we consider Mr. Bergamo to qualify as an “audit committee financial expert” and as “financially sophisticated” as defined under SEC and American Stock Exchange rules, respectively. The responsibilities of our audit committee include:

•	meeting with our management periodically to consider the adequacy of our internal control over financial reporting and the objectivity of our financial reporting;

•
appointing the independent registered public accounting firm, determining the compensation of the independent registered public accounting firm and pre-approving the engagement of the independent registered public accounting firm for audit and non-audit services;

•
overseeing the independent registered public accounting firm, including reviewing independence and quality control procedures and experience and qualifications of audit personnel that are providing us audit services;

•
meeting with the independent registered public accounting firm and reviewing the scope and significant findings of the audits performed by them, and meeting with management and internal financial personnel regarding these matters;

•
reviewing our financing plans, the adequacy and sufficiency of our financial and accounting controls, practices and procedures, the activities and recommendations of the auditors and our reporting policies and practices, and reporting recommendations to our full board of directors for approval;

•
establishing procedures for the receipt, retention and treatment of complaints regarding internal accounting controls or auditing matters and the confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters;

•	following the completion of our initial public offering, preparing the report required by the rules of the SEC to be included in our annual proxy statement;

•
monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

•
reviewing and approving all payments made to our officers, directors and affiliates, including Steel Partners, Ltd., other than the payment of an aggregate of $10,000 per month to Steel Partners, Ltd. for office space, secretarial and administrative services. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Governance and Nominating Committee

Our governance and nominating committee consists of Messrs. Bergamo, LaBow, Toboroff and Walker with Mr. LaBow serving as chair. The functions of our governance and nominating committee include:

•	recommending qualified candidates for election to our board of directors;

•	evaluating and reviewing the performance of existing directors;

•	making recommendations to our board of directors regarding governance matters, including our certificate of incorporation, bylaws and charters of our committees; and

•	developing and recommending to our board of directors governance and nominating guidelines and principles applicable to us.

Code of Ethics and Committee Charters

We have adopted a code of ethics that applies to our officers, directors and employees. We have filed copies of our code of ethics and our board committee charters as an exhibit to the registration statement in connection with our initial public offering. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a current report on Form 8-K.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

•
Members of our management team are not required to commit their full time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities.

•
The members of our management team as well as the entities in the Steel Partners may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those we intend to conduct.

•
Our business opportunity right of first review agreement does not apply to companies targeted for acquisition by any business in which Steel Partners II, L.P. directly or indirectly has an investment (including Steel Partners Japan Strategic Fund (Offshore), L.P. or businesses headquartered in or organized under the laws of China. and accordingly, members of our management team may become aware of business opportunities that are not subject to this agreement. Currently, members of our management team are officers or directors of the following entities in which Steel Partners II, L.P., directly or indirectly, has an investment: Adaptec, Inc., Angelica Corporation, BNS Holding, Inc., Collins Industries, Inc., CoSine Communications, Inc., Del Global Technologies Corp., Gateway Industries, Inc., GenCorp Inc., Nathan’s Famous Inc., NOVT Corporation, SL Industries, Inc., Vector Group Ltd., WebBank, WebFinancial Corporation and WHX Corporation. In addition, such members of our management team could in the future become officers or directors of other entities in which Steel Partners II, L.P., directly or indirectly, has an investment. Due to those existing and future affiliations, members of our management team may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause conflicts of interest. Accordingly, members of our management team and our directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
Since Mr. Lichtenstein may be deemed the beneficial owner of shares held by SP Acq LLC and Steel Partners II, L.P., he may have a conflict of interest in determining whether a particular target business is appropriate for us and our stockholders. This ownership interest may influence his motivation in identifying and selecting a target business and timely completing an initial business combination. The exercise of discretion by our officers and directors in identifying and selecting one or more suitable target businesses may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

•
Unless we consummate our initial business combination, our officers and directors and Steel Partners and its employees will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account and the amount of interest income from the trust account that may be released to us as working capital. These amounts were calculated based on management’s estimates of the funds needed to finance our operations for 24 months and to pay expenses in identifying and consummating our initial business combination. Those estimates may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment in connection with our initial business combination or pay exclusivity or similar fees or if we expend a significant portion in pursuit of an initial business combination that is not consummated. Our officers and directors may, as part of any business combination, negotiate the repayment of some or all of any such expenses. The financial interest of our officers and directors and Steel Partners could influence our officers’ and directors’ motivation in selecting a target business, and therefore they may have a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest. Specifically, our officers and directors may tend to favor potential initial business combinations with target businesses that offer to reimburse any expenses that we did not have the funds to reimburse ourselves.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular initial business combination if the retention or resignation of any such officers and directors were included by a target business as a condition to any agreement with respect to an initial business combination.

•
Howard M. Lorber, a director of our company, is also the Chairman of the Board of Open Acquisition Corp., which is a blank check company that intends to engage in activities similar to those conducted by us. While the registration statement filed by Open Acquisition has not been declared effective by the SEC and Open Acquisition’s registration statement states that it intends to have approximately $118.75 million in its trust account to fund acquisitions (as opposed to over $400 million in our trust account), if and when the registration statement of Open Acquisition is declared effective by the SEC Mr. Lorber may owe fiduciary duties to present Open Acquisition with business opportunities before presenting such opportunities to us.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board of directors evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

Each of our officers and directors has, or may come to have, to a certain degree, other fiduciary obligations. Members of our management team have fiduciary obligations to other companies on whose board of directors they presently sit, or may have obligations to companies whose board of directors they may join in the future. To the extent that they identify business opportunities that may be suitable for us or other companies on whose board of directors they may sit, our directors will honor those fiduciary obligations. Accordingly, they may not present opportunities to us that come to their attention in the performance of their duties as directors of such other entities unless the other companies have declined to accept such opportunities or clearly lack the resources to take advantage of such opportunities.

We will not enter into our initial business combination with any entity in which any of our officers, directors or Steel Partners or its affiliates has a financial interest.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the year ended December 31, 2007, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. Executive Compensation

Compensation Discussion and Analysis

None of our officers or directors has received any cash compensation for services rendered. In June 2007, each of our independent directors purchased 100,000 founder’s units for a purchase price of $330, and purchased 100,000 additional founder’s warrants for an aggregate purchase price of $100,000 upon the consummation of our initial public offering. However, none of them serve as officers of ours nor receive any compensation for serving in such role, other than reimbursement of actual out-of-pocket expenses. As the price paid for the founder’s units and additional founder’s warrants was fair market value at the time, we do not consider the value of the units at the offering price to be compensation. Rather, we believe that because they own such shares, no compensation (other than reimbursement of out of pocket expenses) is necessary and such persons agreed to serve in such role without compensation.

We have agreed to pay Steel Partners, Ltd., an affiliate of Mr. Lichtenstein, a total of $10,000 per month for office space, administrative services and secretarial support until the earlier of our consummation of a business combination or our liquidation. This arrangement is being agreed to by Steel Partners, Ltd. for our benefit and is not intended to provide Steel Partners, Ltd. compensation in lieu of a management fee. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party.

Other than this $10,000 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our officers or directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, these individuals and SP Acq LLC will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. After a business combination, any of our officers or directors who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider a business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Other than the securities described above and in the section appearing elsewhere in this Annual Report on Form 10-K entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, neither our officers nor our directors has received any of our equity securities.

Compensation Committee Interlocks and Insider Participation

None.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal stockholders

The following table sets forth information regarding the direct and indirect beneficial ownership of our common stock as of March 20, 2008 by:

•	each beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the co-investment shares or the initial founder’s warrants, the additional founder’s warrants, or the co-investment warrants, as these warrants are not exercisable within 60 days of the date of this report.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned	Approximate Percentage of Outstanding Common Stock Beneficially Owned
Warren G. Lichtenstein(2)(3)	10,322,400	19.0%
SP Acq LLC	9,653,412	17.8%
Steel Partners II LP.	668,988	1.2%
Steel Partners II GP LLC(3)	668,988	1.2%
Steel Partners II Master Fund L.P.(3)	668,988	1.2%
Steel Partners LLC(3)	668,988	1.2%
Anthony Bergamo(4)	109,653	*
Ronald LaBow(4)	109,653	*
Howard M. Lorber(4)	109,653	*
Leonard Toboroff(4)	109,653	*
S. Nicholas Walker(4)	109,653	*
Jack L. Howard(5)	—	—
James R. Henderson(5)	—	—
QVT Financial LP(6) 1177 Avenue of the Americas, 9th Floor New York, New York 10036	3,733,800	6.9%
HBK Investments L.P.(7) 300 Crescent Court, Suite 700 Dallas, Texas, 75201	5,383,000	9.9%
The Baupost Group, L.L.C.(8) 10 St. James Avenue, Suite 1700 Boston, Massachusetts 02116	4,000,000	7.4%
Fir Tree, Inc.(9) 505 Fifth Avenue, 23rd Floor New York, New York 10017	4,001,000	7.4%
Millenco LLC(10) 666 Fifth Avenue New York, New York 10103	3,731,050	6.9%
All executive officers and directors as a group (8 individuals)(2)(3)	10,822,400	20.0%

*	Less than one percent

(1)	Unless otherwise indicated, the business address of each of the individuals or entities is 590 Madison Avenue, 32nd Floor, New York, New York 10022.

(2)
Mr. Lichtenstein is the managing member of SP Acq LLC and may be considered to have beneficial ownership of SP Acq LLC’s interest in us. Mr. Lichtenstein disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.

(3)
Steel Partners II Master Fund L.P. is the sole limited partner of Steel Partners II, L.P. Steel Partners II GP LLC is the general partner of Steel Partners II, L.P. and Steel Partners II Master Fund L.P. Steel Partners LLC is the investment manager of Steel Partners II and Steel Partners II Master Fund L.P. Warren G. Lichtenstein is the manager of Steel Partners LLC and the managing member of Steel Partners II GP LLC. By virtue of these relationships, each of Steel Partners II GP LLC, Steel Partners II Master Fund L.P., Steel Partners LLC and Mr. Lichtenstein may be deemed to beneficially own the Shares owned by Steel Partners II, L.P. Mr. Lichtenstein also has sole voting and dispositive power over the reported shares. Mr. Lichtenstein disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.

(4)
Each of the following persons is a member of SP Acq LLC: Anthony Bergamo, Ronald LaBow, Howard M. Lorber, Leonard Toboroff and S. Nicholas Walker. Such persons have each been granted voting power over the number of shares equal to each of his respective percentage ownership in SP Acq LLC multiplied by the number of shares owned by SP Acq LLC. Accordingly, each of such persons has been attributed 9,653 shares and such shares are also included in the shares held by SP Acq LLC.

(5)
Each of Jack L. Howard and James R. Henderson is a member of SP Acq LLC, however, neither of such persons has voting or dispositive power over the shares of common stock owned by SP Acq LLC. Accordingly, the shares held by SP Acq LLC are not deemed to be beneficially owned by either of such persons.

(6)
As reported in Amendment No. 1 to Schedule 13G filed with the SEC on February 8, 2008, QVT Financial LP is the investment manager for QVT Fund LP, which beneficially owns 3,075,843 shares of Common Stock, and for Quintessence Fund L.P., which beneficially owns 330,410 shares of Common Stock. QVT Financial LP is also the investment manager for a separate discretionary account managed for Deutsche Bank AG, which holds 327,547 shares of Common Stock. QVT Financial LP has the power to direct the vote and disposition of the Common Stock held by QVT Fund LP, Quintessence Fund L.P. and Deutsche Bank AG. Accordingly, QVT Financial LP may be deemed to be the beneficial owner of an aggregate amount of 3,733,800 shares of Common Stock, consisting of the shares owned by the Fund and Quintessence and the shares held in the Deutsche Bank AG. QVT Financial GP LLC, as General Partner of QVT Financial LP, may be deemed to beneficially own the same number of shares of Common Stock reported by QVT Financial LP. QVT Associates GP LLC, as General Partner of QVT Fund LP and Quintessence Fund L.P., may be deemed to beneficially own the aggregate number of shares of Common Stock owned by QVT Fund LP and Quintessence Fund L.P., and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 3,406,253 shares.

(7)
As reported in Amendment No. 1 to Schedule 13G filed with the SEC on February 11, 2008, HBK Investments L.P. has delegated discretion to vote and dispose of the Securities to HBK Services LLC. HBK Services LLC may, from time to time, delegate discretion to vote and dispose of certain of the Securities to HBK New York LLC, a Delaware limited liability company, HBK Virginia LLC, a Delaware limited liability company, HBK Europe Management LLP, a limited liability partnership organized under the laws of the United Kingdom, and/or HBK Hong Kong Ltd., a corporation organized under the laws of Hong Kong (collectively, the "Subadvisors"). Each of HBK Services LLC and the Subadvisors is under common control with HBK Investments L.P.

(8)
As reported in Schedule 13G filed with the SEC on February 13, 2008, SAK Corporation is the Manager of Baupost Group, L.L.C. Seth A. Klarman, as the sole Director of SAK Corporation and a controlling person of Baupost Group, L.L.C., may be deemed to have beneficial ownership under Section 13(d) of the securities beneficially owned by Baupost Group, L.L.C.

(9)
As reported in Amendment No. 1 to Schedule 13G filed with the SEC on February 14, 2008, Fir Tree Capital Opportunity Master Fund, L.P. and Sapling LLC are the beneficial owners of 3,455,400 shares of Common Stock and 545,600 shares of Common Stock, respectively. Fir Tree, Inc. may be deemed to beneficially own the shares of Common Stock held by Sapling LLC and Fir Tree Capital Opportunity Master Fund, L.P. as a result of being the investment manager of Sapling LLC and Fir Tree Capital Opportunity Master Fund, L.P.

(10)
As reported in Schedule 13G filed with the SEC on March 20, 2008, Millennium Management LLC, a Delaware limited liability company, is the manager of Millenco LLC, and consequently may be deemed to have shared voting control and investment discretion over securities owned by Millenco LLC. Israel A. Englander is the managing member of Millennium Management LLC. As a result, Mr. Englander may be deemed to have shared voting control and investment discretion over securities deemed to be beneficially owned by Millennium Management.

Upon the sale of the co-investment units, SP Acq LLC, Steel Partners II, L.P. and Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker will collectively own approximately 24.2% of our issued and outstanding shares of common stock, which could permit them to effectively influence the outcome of all matters requiring approval by our stockholders at such time, including the election of directors and approval of significant corporate transactions, following the consummation of our initial business combination.

In the event that Steel Partners II, L.P. does not purchase the co-investment units, SP Acq LLC, Steel Partners II, L.P. and Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker have agreed to surrender and forfeit their founder’s units to us; provided that such surrender and forfeiture will not be required if SP Acq LLC purchases such co-investment units. In such event, Steel Partners II, L.P. has agreed to transfer its founder’s units to SP Acq LLC.

SP Acq LLC is a holding company founded to form our company and hold an investment in the founder’s securities. Subject to the terms of its operating agreement, SP Acq LLC may distribute the initial founder’s securities to its members at any time, subject further to the transfer and other restrictions applicable to permitted transferees described below and to applicable federal and state securities laws.

Transfer Restrictions

SP Acq LLC, Steel Partners II, L.P. and Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker have agreed not to sell or transfer the founder’s units and the founder’s shares and initial founder’s warrants (including the common stock to be issued upon the exercise of the initial founder’s warrants) for a period of one year from the date we consummate our initial business combination and SP Acq LLC and Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker have agreed not to sell or transfer the additional founder’s warrants (including the common stock to be issued upon the exercise of the additional founder’s warrants) until after we complete our initial business combination, except in each case to permitted transferees who agree to be subject to the same transfer restrictions and in the case of the founder’s shares, waive their right to participate in any liquidation distribution if we fail to consummate an initial business combination and agree to vote in accordance with the majority of shares of common stock voted by the public stockholders in connection with our initial business combination and in the case of the founder’s units (including the founder’s shares and initial founder’s warrants) agree to surrender and forfeit such securities in the event that Steel Partners II, L.P. or SP Acq LLC fails to purchase the co-investment units; provided that such surrender and forfeiture will not be required if SP Acq LLC purchases such co-investment units. Steel Partners II, L.P. has agreed not to sell or transfer the co-investment units and the co-investment warrants or the co-investment shares until one year after we complete our initial business combination except to permitted transferees who agree to be bound by such transfer restrictions. We refer to these agreements with SP Acq LLC, Steel Partners II, L.P. and Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker and their permitted transferees as a “lock-up agreement.”

The permitted transferees under the lock-up agreements are our officers, directors and employees and other persons or entities associated or affiliated with Steel Partners II, L.P. or Steel Partners, Ltd. (other than, in the case of Steel Partners II, L.P. and SP Acq LLC, their respective limited partners or members in their capacity as limited partners or members). Any transfer to a permitted transferee will be in a private transaction exempt from registration under the Securities Act, pursuant to Section 4(i) thereof.

During the lock-up period, SP Acq LLC, Steel Partners II, L.P. and Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker and any permitted transferees to whom they transfer shares of common stock will retain all other rights of holders of our common stock, including, without limitation, the right to vote their shares of common stock (except for the voting agreement described above with respect to the initial business combination) and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be subject to the lock-up agreement. If we are unable to effect our initial business combination and liquidate, SP Acq LLC, Steel Partners II, L.P. and Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker have waived the right to receive any portion of the liquidation proceeds with respect to the founder’s shares. Any permitted transferees to whom the founder’s shares are transferred will also agree to waive that right.

ITEM 13. Certain Relationships, Related Transactions and Director Independence

On March 22, 2007, SP Acq LLC, which is controlled by Mr. Lichtenstein, purchased 11,500,000 of our units. On June 25, 2007, a total of 500,000 founder’s units were sold by SP Acq LLC to Anthony Bergamo, Ronald LaBow, Howard M. Lorber, Leonard Toboroff and S. Nicholas Walker, each a director of the company, in private transactions subject to the succeeding sentence. Pursuant to the purchase agreement dated March 30, 2007, SP Acq LLC has agreed to sell 662,791 founder’s units to Steel Partners II, L.P., an affiliate of SP Acq LLC.

On August 8, 2007, we declared a unit dividend of 0.15 units for each outstanding share of common stock. On September 4, 2007, we declared a unit dividend of one-third of a unit for each outstanding share of common stock. Pursuant to an adjustment agreement we entered with SP Acq LLC, Steel Partners II, L.P. and Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker each of whom agreed to assign their right to receive the additional founder’s units they received pursuant to the dividend to SP Acq LLC. 667,600 of these additional founder’s units were subsequently forfeited by SP Acq LLC in connection with the exercise of the underwriters’ over-allotment option so that the holders of our founder’s units maintained collective ownership of 20% of our units.

Pursuant to the terms of the agreement with Steel Partners II, L.P., in the event that Steel Partners II, L.P. does not purchase the co-investment units SP Acq LLC has entered into an agreement with us requiring it to purchase the co-investment units. In such event, Steel Partners II, L.P. will transfer its founder’s units to SP Acq LLC. Pursuant to the terms of the purchase agreements with Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker, SP Acq LLC may repurchase the founder’s units owned by Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker in the event of their resignation or removal for cause from our Board of Directors.

The founder’s units are identical to those sold in our initial public offering, except that:

•
SP Acq LLC, Steel Partners II, L.P. and Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker have agreed to vote all of their founder’s shares either for or against a business combination as determined by the public stockholders who vote at the special or annual meeting called for the purpose of approving our initial business combination;

•
SP Acq LLC, Steel Partners II, L.P. and Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker have agreed that the founder’s shares included therein will not participate with the common stock included in the units sold in our initial public offering in any liquidating distribution;

•	the initial founder’s warrants included therein will:

•
only become exercisable after our consummation of our initial business combination if and when the last sales price of our common stock exceeds $14.25 per share for any 20 trading days within a 30 trading day period beginning 90 days after such business combination; and

•	be non-redeemable so long as they are held by SP Acq LLC or its permitted transferees, including Steel Partners II, L.P. and Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker; and

•	the founder’s units (including the founder’s shares and initial founder’s warrants) will be forfeited in the event that Steel Partners II, L.P. or SP Acq LLC fails to purchase the co-investment units.

On March 22, 2007, SP Acq LLC entered into an agreement with us to purchase 5,250,000 warrants at a price of $1.00 per warrant, upon the consummation of the offering. Subsequent to this agreement, Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker agreed that they would purchase a total of 500,000 of the additional founder’s warrants from SP Acq LLC. On October 4, 2007, SP Acq LLC agreed to purchase an additional 1,750,000 additional founder’s warrants at a price of $1.00 per warrant immediately prior to our initial public offering resulting in an aggregate purchase of 7,000,000 additional founder’s warrants. We believe the purchase price of $1.00 per warrant for the additional founder’s warrants represented the fair value of such warrants on the date of purchase and accordingly no compensation expense has been recognized with respect to the issuance of the additional founder’s warrants. The $7.0 million of proceeds from the investment in the 7,000,000 additional founder’s warrants has been placed in the trust account pending our completion of an initial business combination. If we do not complete such an initial business combination, then the $7.0 million will be part of the liquidation distribution to our public stockholders, and the additional founder’s warrants will expire worthless. The additional founder’s warrants are non-redeemable so long as they are held by SP Acq LLC or its permitted transferees.

On March 22, 2007, Steel Partners II, L.P. agreed to invest $30.0 million in us in the form of co-investment units at a price of $10.00 per unit. Steel Partners II, L.P. is obligated to purchase such co-investment units from us immediately prior to the consummation of our initial business combination. The co-investment units are identical to those sold in the offering except that the co-investment warrants included therein will be non-redeemable so long as they are held Steel Partners II, L.P. or its permitted transferees.

In the event that Steel Partners II, L.P. is unable to consummate the co-investment when required to do so, SP Acq LLC, Steel Partners II, L.P., Anthony Bergamo, Ronald LaBow, Howard M. Lorber, Leonard Toboroff and S. Nicholas Walker have agreed to surrender and forfeit their founder’s units to us; provided that such surrender and forfeiture will not be required if SP Acq LLC purchases such co-investment units.

We will also enter into an agreement with each of SP Acq LLC, Steel Partners II, L.P., and Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker granting them the right to demand that we register the resale, (i) in the case of SP Acq LLC, Steel Partners II, L.P., and Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker, of the founder’s units, the founder’s shares, the initial founder’s warrants and the shares of common stock underlying the initial founder’s warrants, (ii) in the case of SP Acq LLC and Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker, the additional founder’s warrants and the shares of common stock underlying the additional founder’s warrants, and (iii) in the case of Steel Partners II, L.P., the co-investment units, co-investment shares and co-investment warrants and the shares of common stock underlying the co-investment warrants, with respect to the founder’s units, the founder’s shares, the initial founder’s warrants and shares of common stock issuable upon exercise of such warrants, the co-investment units, the co-investment shares and the co-investment warrants and shares issuable upon exercise of such warrants at any time commencing three months prior to the date on which they are no longer subject to transfer restrictions, and with respect to all of the additional founder’s warrants and the underlying shares of common stock, at any time after the execution of a definitive agreement for an initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

As of December 31, 2007, Steel Partners, Ltd., had loaned us a total of $250,000 evidenced by a promissory note, which was used to pay a portion of the expenses of our initial public offering and our organization. This note bears interest at 5%, compounded semi-annually and will be paid in full by December 31, 2008. This loan was made to us by Steel Partners, Ltd. because SP Acq LLC was recently formed and has limited capital. We had accrued interest of $9,435 as of December 31, 2007. In addition, as of December 31, 2007, Steel Partners, Ltd. advanced $26,818 to pay expenses that were due before our initial funding. Such amounts remained outstanding as of December 31, 2007. Steel Partners, Ltd. regularly advances capital on behalf of various affiliated entities.

We have agreed to pay Steel Partners, Ltd. a monthly fee of $10,000 for office space and administrative services, including secretarial support. This fee commenced upon the completion of our initial public offering. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party.

We will reimburse our officers, directors and affiliates, including Steel Partners and its employees, for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. Subject to availability of proceeds not placed in the trust account and interest income of up to $3.5 million on the balance in the trust account, there is no limit on the amount of out-of-pocket expenses that could be incurred. Our audit committee will review and approve all payments made to our officers, directors and affiliates, including Steel Partners, other than the payment of an aggregate of $10,000 per month to Steel Partners, Ltd. for office space, secretarial and administrative services, and any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account and interest income of up to $3.5 million on the balance in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate an initial business combination.

Members of our management team may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. We have entered into a business opportunity right of first review agreement with Mr. Lichtenstein and Steel Partners II GP LLC (formerly Steel Partners, L.L.C.), which provides that from the date of our initial public offering until the earlier of the consummation of our initial business combination or our liquidation in the event we do not consummate an initial business combination, we will have a right of first review with respect to business combination opportunities of Steel Partners relating to companies that are not publicly traded on a stock exchange or over-the-counter market with an enterprise value of between $300 million to $1.5 billion, excluding companies targeted for acquisition by any business in which Steel Partners II, L.P. directly or indirectly has an investment (including Steel Partners Japan Strategic Fund (Offshore), L.P.) or businesses headquartered in or organized under the laws of China. Currently, members of our management team are officers or directors of the following entities in which Steel Partners II, L.P., directly or indirectly, has an investment: Adaptec, Inc., Angelica Corporation, BNS Holding, Inc., Collins Industries, Inc., CoSine Communications, Inc., Del Global Technologies Corp., Gateway Industries, Inc., GenCorp Inc., Nathan’s Famous Inc., NOVT Corporation, SL Industries, Inc., Vector Group Ltd., WebBank, WebFinancial Corporation and WHX Corporation. In addition, such members of our management team could in the future become officers or directors of other entities in which Steel Partners II, L.P., directly or indirectly, has an investment. Due to those existing and future affiliations, members of our management team may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause conflicts of interest. In addition, our directors and officers may in the future become affiliated with entities, including other blank check companies, engaged in activities similar to those intended to be conducted by us. Accordingly, members of our management team and our directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Howard M. Lorber, a director of our company, is also the Chairman of the Board of Open Acquisition Corp., which is a blank check company that intends to engage in activities similar to those conducted by us. While the registration statement filed by Open Acquisition has not been declared effective by the SEC and Open Acquisition’s registration statement states that it intends to have approximately $118.75 million in its trust account to fund acquisitions (as opposed to over $400 million in our trust account), if and when the registration statement of Open Acquisition is declared effective by the SEC Mr. Lorber may owe fiduciary duties to present Open Acquisition with business opportunities before presenting such opportunities to us.

Other than reimbursable out-of-pocket expenses payable to our officers and directors and Steel Partners II, L.P. and an aggregate of $10,000 per month paid to Steel Partners, Ltd. for office space, secretarial and administrative services, no compensation or fees of any kind, including finder’s and consulting fees or any other forms of compensation, including but not limited to stock options, will be paid to any of our officers or directors or their affiliates.

ITEM 14. Principal Accounting Fees and Services

The firm of Grant Thornton LLP (“Grant Thornton”) acts as our principal accountant. Grant Thornton manages and supervises the audit, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid to Grant Thornton for services rendered:

Audit Fees

The aggregate fees billed or expected to be billed for professional services rendered by Grant Thornton for the year ended December 31, 2007 were:

Audit fees	$135,000
Reviews of Form S-1 and related filings	155,000
Total	$290,000

Audit-Related Fees

We did not receive audit-related services that are not reported as Audit Fees for the year ended December 31, 2007.

Tax Fees

There were $25,000 fees billed or expected to be billed for professional services for tax compliance, tax advice and tax planning by Grant Thornton for the year ended December 31, 2007.

All Other Fees

We did not receive products and services provided by Grant Thornton, other than those discussed above, for the year ended December 31, 2007.

Pre-Approval Policy

Since our audit committee was not formed until October 2007, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by Grant Thornton, including the fees and terms thereof (subject to the de minimus exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee may form and delegate authority to subcommittees of the audit committee consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full audit committee at its next scheduled meeting. Anthony Bergamo, the Chairman of our Audit Committee, approved certain tax services to be performed by Grant Thornton.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Balance Sheet

Statement of Operations

Statement of Stockholders’ Equity

Statement of Cash Flows

Notes to Financial Statements

2.	Financial Statement Schedule(s)

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(b)	Exhibits

We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.

(c)	Financial Statement Schedules

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (7)
3.2	Form of Bylaws (1)
4.1	Specimen Unit Certificate (3)
4.2	Specimen Common Stock Certificate (3)
4.3	Amended and Restated Warrant Agreement by and between the Registrant and Continental Stock Transfer & Trust Company (6)
4.4	Form of Warrant Certificate (1)
10.1	Form of Letter Agreement by and among the Registrant, SP Acq LLC and Steel Partners II, L.P. (5)
10.2	Form of Letter Agreement by and among the Registrant and each of the directors and executive officers of the Registrant (6)
10.3	Initial Founder’s Securities Purchase Agreement, dated as of March 22, 2007, by and between the Registrant and SP Acq LLC (1)
10.4	Founder’s Units Purchase Agreement, dated as of March 30, 2007, by and among the Registrant, SP Acq LLC and Steel Partners II, L.P. (4)
10.5	Form of Co-Investment Unit Purchase Agreement between the Registrant and Steel Partners II, L.P. (1)
10.6	Form of Registration Rights Agreement by and between the Registrant and the founder (4)
10.7	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers (4)
10.8	Form of Investment Management Trust Agreement by and between the Registrant and Continental Stock Transfer & Trust Company (7)
10.9	Form of Right of First Review Agreement by and among the Registrant and Warren Lichtenstein and Steel Partners, L.L.C. (4)
10.10	Form of Letter Agreement between SP Acq LLCs, the Registrant and each of Anthony Bergamo, Ronald LaBow, Howard M. Lorber, Leonard Toboroff and S. Nicholas Walker (2)
10.11	Escrow Agreement by and between the Registrant and SP Acq LLC (4)
10.12	Adjustment Agreement by and among the Registrant, SP Acq LLC, Steel Partners II, L.P. and each of Anthony Bergamo, Ronald LaBow, Howard M. Lorber, Leonard Toboroff and S. Nicholas Walker (5)
14	Form of Code of Conduct and Ethics (1)
24.1	Powers of Attorney
31.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Charter of Audit Committee (1)
99.2	Form of Charter of Governance and Nominating Committee (1)

(1)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-142696) with the SEC on May 8, 2007.

(2)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-142696) filed with the SEC on June 28, 2007.

(3)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-142696) filed with the SEC on August 10, 2007.

(4)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-142696) filed with the SEC on September 14, 2007.

(5)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-142696) filed with the SEC on September 28, 2007.

(6)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-142696) filed with the SEC on October 5, 2007.

(7)
Incorporated by reference to the corresponding exhibit (with respect to Exhibit 3.1) and 10.1 (with respect to Exhibit 10.8) filed with the Current Report on Form 8-K filed with the SEC on October 23, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SP Acquisition Holdings, Inc.

By:	/s/ Warren G. Lichtenstein
	Name:	Warren G. Lichtenstein
	Title:	Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Warren G. Lichtenstein and Jack L. Howard as true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC granting unto said attorney-in-fact and agent the full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as to all intents and purposes as either of them might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their substitute, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Warren G. Lichtenstein		March 26, 2008
Warren G. Lichtenstein	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Jack L. Howard		March 26, 2008
Jack L. Howard	Chief Operating Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ Anthony Bergamo
Anthony Bergamo	Director	March 26, 2008

/s/ Howard M. Lorber
Howard M. Lorber	Director	March 26, 2008

/s/ Leonard Toboroff
Leonard Toboroff	Director	March 26, 2008

/s/ S. Nicholas Walker
S. Nicholas Walker	Director	March 26, 2008

/s/ Ronald LaBow
Ronald LaBow	Director	March 26, 2008