Form 10-Q
period 2008-03-31
SP Acquisition Holdings, Inc.
filed 2008-05-09
CIK 1393718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

There were 54,112,000 shares of the Registrant’s Common Stock, par value $.001, outstanding on May 9, 2008.

SP ACQUISITION HOLDINGS, INC.

FORM 10-Q

Quarter ended March 31, 2008

TABLE OF CONTENTS

		Page
	PART I
	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements:
	Condensed Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	5
	Condensed Statements of Operations (unaudited) for the three months ended March 31, 2008, for the period February 14, 2007 (inception) through March 31, 2007, for the period February 14, 2007 (inception) through March 31, 2008	6
	Condensed Statement of Cash Flows for the three months ended March 31, 2008 (unaudited), for the period February 14, 2007 (inception) through March 31, 2007 and for the period February 14, 2007 (inception) through March 31, 2008	7
	Condensed Statement of Stockholders’ Equity for the period February 14, 2007 (inception) through December 31, 2007 and for the three months ended March 31, 2008 (unaudited)	8
	Notes to Condensed Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	21

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other information	22
Item 6.	Exhibits	22
Signatures		23
Exhibit Index		23
Certifications

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, and the information incorporated by reference in it, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

*	ability to complete our initial business combination;

*	success in retaining or recruiting, or changes required in, our officers, key employees, or directors following our initial business combination;

*
officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

*	potential ability to obtain additional financing to complete a business combination;

*	ability of our officers and directors to generate a number of potential investment opportunities;

*	potential change in control if we acquire one or more target businesses for stock;

*
our public securities’ potential liquidity and trading, listing, or delisting of our securities from the American Stock Exchange or the ability to have our securities listed on the American Stock Exchange following our initial business combination;

*	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

*	financial performance.

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

References in this report to “we,” “us,” or “our company” refer to SP Acquisition Holdings, Inc. References to “public stockholders” refer to purchasers of our securities by persons other than our founders in, or subsequent to, our initial public offering.

PART 1. FINANCIAL INFORMATION

SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)
CONDENSED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007
Current Assets:
Cash	$1,337,750	$1,317,688
Cash and cash equivalents, held in Trust	426,619,242	426,898,303
Accrued interest receivable on Trust assets	481,809	469,705
Accounts receivable other	—	26,323
Prepaid income taxes	323,059	—
Prepaid expenses	112,374	108,024
Total current assets	428,874,234	428,820,043
Deferred tax assets – non current	—	125,406
Total Current Assets	$428,874,234	$428,945,449

Current Liabilities:
Accounts payable	$2,922	$449,194
Note payable to affiliate	250,000	250,000
Advances payable to affiliate	31,215	26,818
Interest payable to affiliate	12,560	9,435
Accrued expenses	140,877	96,915
Taxes payable	155,927	808,278
Other payables- deferred underwriters’ fee	17,315,840	17,315,840
Total Current Liabilities	17,909,341	18,956,480

Common stock, subject to possible conversion, 12,986,879 shares at conversion value:	127,772,726	127,772,726

Deferred interest, net of taxes of $282,783, attributable to Common Stock subject to possible conversion	342,844	—

Commitments and Contingencies:	—	—

Stockholders’ Equity:
Preferred stock, $.001 par value; 1,000,000 authorized, none issued	—	—
Common stock, $.001 par value, 200,000,000 shares authorized; 41,125,121 shares issued and outstanding (excluding 12,986,879 shares subject to possible conversion)	41,125	41,125
Additional paid-in capital	280,708,825	280,708,825
Retained earnings accumulated during the development stage	2,099,373	1,466,293
Total Stockholders’ Equity	282,849,323	282,216,243
	$428,874,234	$428,945,449

The accompanying notes are an integral part of these condensed financial statements.

SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31, 2008	For the Period from February 14, 2007 (date of inception) to March 31, 2007	For the Period from February 14, 2007 (date of inception) to March 31, 2008

Formation and operating costs	$197,464	$25,436	$461,837
Loss from operations	(197,464)	(25,436)	(461,837)
Interest income - Trust	2,641,032	—	5,585,425
Interest income – other	13,477	—	19,557
Interest expense	(3,125)	—	(12,560)
Income (loss) before tax	2,453,920	(25,436)	5,130,585
Provision for income taxes	(1,477,996)	—	(2,688,368)
Net income (loss)	975,924	(25,436)	2,442,217
Deferred interest, net of taxes, attributable to common stock subject to possible conversion	(342,844)	—	(342,844)
Net income (loss) attributable to common stock	$633,080	$(25,436)	$2,099,373

Net income (loss) attributable to common stock per common share, basic and diluted	$0.02	$(0.00)	$0.09
Weighted average number of common shares outstanding, basic and diluted	41,125,121	10,000,000	22,487,545

The accompanying notes are an integral part of these condensed financial statements.

SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months ended March 31, 2008 (unaudited)	For the Period from February 14, 2007 (date of inception) to March 31, 2007	For the Period from February 14, 2007 (date of inception) to March 31, 2008 (unaudited)

Cash flows from operating activities:
Net income (loss) attributable to common shareholders	$633,080	$(25,436)	$2,099,373
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred interest attributable to convertible common	342,844	—	342,844
Deferred tax asset and valuation allowance	125,406	—	—
Changes in asset and liability accounts:
Interest receivable	(12,104)	—	(481,809)
Other receivable	26,323	—	—
Prepaid expenses	(4,350)	—	(112,374)
Prepaid taxes	(323,059)	—	(323,059)
Accounts payable	(62,281)	—	2,922
Advances payable to affiliate	4,397	10,436	31,215
Interest payable to affiliate	3,125	—	12,560
Accrued expenses	43,962	15,000	140,877
Income taxes payable	(652,351)	—	155,927
Net cash provided by operating activities	124,992	—	1,868,476
Cash flows from investing activities:
Cash and cash equivalents withdrawn from or (invested in) in Trust	279,061	—	(426,619,242)
Net cash provided by (used in) investing activities	279,061	—	(426,619,242)

Cash flows from financing activities:
Proceeds from issuance of founder’s units	—	25,000	25,000
Proceeds from issuance of additional founder’s warrants	—	—	7,000,000
Proceeds from note payable to affiliate	—	250,000	250,000
Proceeds from initial public offering	—	—	432,896,000
Payment of offering costs	(383,991)	—	(14,082,484)
Net cash (used in) provided by financing activities	(383,991)	275,000	426,088,516
Net increase in cash	20,062	275.000	1,337,750
Cash at the beginning of the period	1,317,688	—	—
Cash at the end of the period	$1,337,750	$275,000	$1,337,750
Supplemental disclosure of non-cash financing activities:
Deferred offering costs	$—	$190,000	$—
Accrual of deferred underwriters’ discount	$—	$—	$17,315,840
Cash payments for federal, state and local income taxes	$2,328,000	$—	$2,855,500

 The accompanying notes are an integral part of these condensed financial statements.

SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)
STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings Accumulated During the Development Stage	Total Stockholders’ Equity
Proceeds from founder’s units issued on March 22, 2007	11,500,000	$11,500	$13,500	$—	$25,000
Proceeds from issuance of 40,000,000 units, net of underwriters’ commissions and offering expenses of $29,030,049 on October 16, 2007	40,000,000	40,000	370,929,951	—	370,969,951
Net proceeds subject to possible conversion of 11,999,999 shares	(11,999,999)	(12,000)	(118,187,990)	—	(118,199,990)
Proceeds from issuance of 7,000,000 warrants on October 16, 2007	—	—	7,000,000	—	7,000,000
Proceeds from issuance of 3,289,600 units, net of underwriters’ commissions and offering expenses of $2,368,275 on October 31, 2007	3,289,600	3,290	30,524,435	—	30,527,725
Net proceeds subject to possible conversion of 986,880 shares	(986,880)	(987)	(9,571,749)	—	(9,572,736)
Common stock forfeited by founders on October 31, 2007	(677,600)	(678)	678	—	—
Net income	—	—	—	1,466,293	1,466,293
Balances at December 31, 2007	41,125,121	41,125	280,708,825	1,466,293	282,216,243
Net income attributable to common stockholders (unaudited)	—	—	—	633,080	633,080
Balances at March 31, 2008 (unaudited)	41,125,121	$41,125	$280,708,825	$2,099,373	$282,849,323

The accompanying notes are an integral part of these condensed financial statements.

SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS, AND INTERIM FINANCIAL INFORMATION

SP Acquisition Holdings, Inc. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on February 14, 2007. The Company was formed to acquire one or more businesses or assets through a merger, capital stock exchange, asset acquisition, stock purchase, or other similar business combination (“Business Combination”). The Company has neither engaged in any operations nor generated revenue to date. The Company will not generate any operating revenues until after the completion of its initial business combination. Since the completion of its initial public offering, the Company generates non-operating income in the form of interest income on cash and cash equivalents.

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

A total of $425,909,120 (or approximately $9.84 per share), including $371,000,000 of the net proceeds from the Offering, $7,000,000 from the sale of warrants to the founding shareholders (see Note D), $30,593,280 of net proceeds of the over-allotment issuance and $17,315,840 of deferred underwriting discounts and commissions, has been placed in a trust account at JPMorgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company as trustee (the “Trust”) which is to be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Except for up to $3,500,000 of Trust interest income to be released to the Company to fund expenses relating to investigating and selecting a target business and other working capital requirements, and any additional amounts needed to pay income taxes on the Trust earnings, the proceeds held in the Trust will not be released from the Trust until the earlier of the completion of the Company’s Business Combination or the liquidation of the Company. As of March 31, 2008, the balance in the Trust account was $426,619,242 and interest receivable on trust assets was $481,809. Through March 31, 2008, the Trust has released $3,062,170 of interest income to the Company. Through March 31, 2008, the Company has paid a total of $2,855,500 in taxes, of which $1,331,324 has been reimbursed by the Trust and the balance was funded from working capital. The Company intends to seek reimbursement of the balance of the taxes from the Trust.

The placing of funds in the Trust may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with the Company waiving any right, title, interest, or claim of any kind in or to any monies held in the Trust, there is no guarantee that they will execute such agreements.

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

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 30% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. Public stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the Trust (including the additional 4% of the gross proceeds payable to the underwriters upon the Company’s consummation of a Business Combination), including any interest earned (net of taxes payable and the amount distributed to the Company to fund its working capital requirements) on their pro rata share, if the Business Combination is approved and consummated. However, voting against the Business Combination alone will not result in election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combination is voted upon by the stockholders. All of the Company’s stockholders prior to the Offering, and all of the officers and directors of the Company have agreed to vote all of the shares of the Company stock held by them in accordance with the vote of the majority in the interest of all other stockholders of the Company.

In the event the Company does not consummate a Business Combination on or before October 10, 2009, the proceeds held in the Trust, including the unpaid portion of the underwriters’ commission (See Note D) will be distributed to the Company’s public stockholders (excluding SP Acq LLC, Steel Partners II, L.P. and Anthony Bergamo, Ronald LaBow, Howard M. Lorber, Leonard Toboroff, and S. Nicholas Walker, each a director of the Company), to the extent of their pre-Offering stock holdings.

These unaudited condensed financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 Annual Report on Form 10-K, filed on March 26, 2008. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the audited financial statements included in the Company’s December 31, 2007 Form 10-K.

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Development Stage Company:

The Company complies with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

As indicated in the accompanying financial statements, the Company has incurred substantial organizational, legal, accounting, and offering costs in the pursuit of its financing plans and expects to incur additional costs in pursuit of its acquisition plans. As of March 31, 2008, the Company had cash on hand of $1,337,750 as well as $426,619,242 of cash and cash equivalents in the Trust. Under terms of the investment management trust agreement, up to $3,500,000 of interest may be released to the Company in such amounts and such intervals as we request, subject to availability. At March 31, 2008, $3,062,170 of Trust interest has been released to the Company. Management has reviewed its cash requirements as of March 31, 2008 and believes that its cash on hand, along with the funds available to it from the interest income from the Trust is sufficient to cover its expenses for the next twelve months.

As discussed in Note D, the note with Steel Partners Ltd. has a due date of December 31, 2007. Steel Partners Ltd. has confirmed on May 7, 2008 that the note is not in default and that the payment may be made on or before December 31, 2008.

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

4. Net Income (Loss) Per Common Share:

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) 128, “Earnings Per Share” (“SFAS 128”). In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) is computed by dividing earnings by the weighted average number of common shares outstanding for the period. Common shares subject to possible conversion of 12,986,879 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata shares of the trust earnings. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive warrants and other potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. In accordance with SFAS No. 128, the Company has not considered the effect of its outstanding Warrants in the calculation of diluted earnings per share since the exercise of the Warrants is contingent upon the occurrence of future events.

5. Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, exceeds the Federal depository insurance coverage of $100,000. As of March 31, 2008 the Company had $427,956,992 in cash and cash equivalents which exceeded Federally insured limits.

6. Fair Value of Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” approximate the carrying amounts represented in the balance sheet because of their short-term maturities.

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

8. Trust Account:

As discussed in Note A, the Trust is invested in T Bills with a 30 day maturity as of March 31, 2008 and December 31, 2007, respectively.

9. Income Tax:

The Company complies with SFAS 109, “Accounting for Income Taxes,” (“FAS 109”)which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
On February 14, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure, and transition.

10. Share-based Compensation:

      The Company accounts for stock options and warrants using the fair value recognition provisions of SFAS No.123 (Revised 2004), “ Share-Based Payment ”, (“SFAS 123(R)”). SFAS 123(R) addresses all forms of share-based compensation awards including shares issued under employment stock purchase plans, stock options, restricted stock, and stock appreciation rights. Under SFAS 123 (R), share-based payment awards will be measured at fair value on the awards grant date, based on estimated number of awards that are expected to vest, and will be reflected as compensation expense in the financial statements.

11. Recent Accounting Pronouncements:

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” (“SFAS 157”). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted this standard effective January 1, 2008.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. The Company adopted SFAS 159 effective January 1, 2008 and has elected not to record any assets for the “fair value option” at this time.

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

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of Accounting Research Bulletin No. 51,” (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest, also referred to as minority interest, in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 requires that the noncontrolling interest in a subsidiary be clearly identified and presented within the equity section of the consolidated statement of financial position but separate from the company’s equity.  Consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the consolidated statement of income.  SFAS 160 requires that any subsequent changes in a parent’s ownership interest while still retaining its controlling financial interest in its subsidiary must be accounted for as equity transactions on a consistent basis.  In addition, SFAS 160 requires that upon the deconsolidation of a subsidiary, both the gain or loss arising from the deconsolidation and any retained noncontrolling equity investment in the former subsidiary be measured at fair value.  SFAS 160 is effective commencing with the Company’s first fiscal quarter of 2009.  Early adoption is not permitted.  The Company is evaluating the impact that this standard may have on its financial position and results of operations.

NOTE C — INITIAL PUBLIC OFFERING

On October 16, 2007, the Company sold to the public an aggregate of 40,000,000 units at a price of $10.00. Each unit consists of one share of the Company’s common stock, $0.001 par value, and one redeemable common stock purchase warrant. On October 31, 2007, the underwriters exercised a portion and cancelled the balance of their over-allotment option granted in connection with the Offering and consummated the sale of an additional 3,289,600 units at a price of $10.00.

The Company has incurred an underwriters’ fee of 7% of the gross offering proceeds in connection with the completion of the Offering and the over-allotment. Of this fee, $12,000,000 and $986,880 were paid at the closing of the Offering and over-allotment on October 16, 2007 and October 31, 2007, respectively, and $17,315,840 is held in the Trust and will be paid to the underwriters in connection with the consummation of a Business Combination. As of March 31, 2008, and December 31, 2007, respectively, the remaining underwriting commitment of $17,315,840 is included as other payables - deferred underwriters’ fee.

NOTE D — RELATED PARTY TRANSACTIONS

SP Acq LLC purchased 11,500,000 of the Company’s founder’s units, each consisting of one common share and one warrant to purchase a common share, for a price of $25,000 in a private placement. The units are identical to those sold in the Offering, except that SP Acq LLC, Steel Partners II, L.P., and Messrs. Bergamo, LaBow, Lorber, Toboroff, and Walker agreed to vote their founder’s shares in the same manner as a majority of the public stockholders who vote at the special or annual meeting called for the purpose of approving the Company’s Business Combination. As a result, they will not be able to exercise conversion rights with respect to the founder’s shares if the Company’s Business Combination is approved by a majority of its public stockholders. The founder’s shares included therein will not participate with the common stock included in the units sold in the Offering in any liquidating distribution. The founder’s units, including the founder’s shares and initial founder’s warrants, may not be sold or transferred until at least one year after the completion of a Business Combination.

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

SP Acq LLC, pursuant to an agreement dated March 22, 2007, also sold to its affiliate Steel Partners II, L.P. a portion of its founder’s units, with the final number of units to be determined based on the number of units sold in the Offering once the underwriters’ over-allotment option was exercised or expired. As of October 16, 2007, upon the closing of the Offering, Steel Partners II, L.P. owned 662,791 founder’s units. On October 31, 2007, the underwriters exercised a portion of their over-allotment option and SP Acq LLC sold an additional 6,197 of its founder’s units to Steel Partners II, L.P., bringing Steel Partners II, L.P. ownership to 668,988 units.

On March 28, 2007, the Company issued a $250,000 unsecured promissory note to Steel Partners, Ltd., an affiliate of SP Acq LLC and the Company. This note bears interest at a rate of 5% per annum, is unsecured and principal and interest payments were due on December 31, 2007. Interest payable of $12,560 has been accrued on this note through March 31, 2008. Steel Partners, Ltd. has confirmed that the promissory note is not in default at March 31, 2008 and that payment may be made on or before December 31, 2008.

Advances payable of $31,215 and $26,818 at March 31, 2008 and December 31, 2007, respectively, relate to certain costs paid by Steel Partners, Ltd. on behalf of the Company. The Company intends to repay such advances and thus such amounts are reflected as a liability to affiliate. None of the officers and directors of the Company received compensation for their services to the Company.

The Company presently occupies office space provided by Steel Partners, Ltd. Steel Partners, Ltd. has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office, administrative, and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay Steel Partners, Ltd. $10,000 per month for such services. Services commenced on October 16, 2007. The Company has accrued $55,000 and $25,000 for such services through March 31, 2008 and December 31, 2007, respectively.

SP Acq LLC purchased, in a private placement on October 16, 2007, 7,000,000 additional founder’s warrants at a price of $1 per warrant (an aggregate purchase price of $7,000,000) directly from the Company and not as part of the Offering. The purchase price of these additional founder’s warrants has been determined by the Company to be the fair value of such warrants as of the October 16, 2007, purchase date. An aggregate of 500,000 additional founder’s warrants were sold by SP Acq LLC to certain directors.

In addition, Steel Partners II, L.P. has entered into an agreement with the Company requiring it to purchase 3,000,000 units (“co-investment units”) at a price of $10 per unit (an aggregate price of $30,000,000) from the Company in a private placement that will occur immediately prior to the Company’s consummation of a Business Combination. These private placement units will be identical to the units sold in the Offering. It has also agreed that these units will not be sold, transferred, or assigned until at least one year after the completion of the Business Combination. In the event that Steel Partners II, L.P. does not purchase the co-investment units, SP Acq LLC, Steel Partners II, L.P., and the directors who purchased founder’s units have agreed to surrender and forfeit its founder’s units and additional founder’s warrants to the Company, provided however that such surrender and forfeiture will not be required if SP Acq LLC purchases the co-investment units. In such event, Steel Partners II, L.P. has agreed to transfer its founder’s units to SP Acq LLC. None of the co-investment units have been issued by the Company as of March 31, 2008 or December 31, 2007.

NOTE E — PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares have been issued as of March 31, 2008 or December 31, 2007.

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

NOTE G — WARRANTS

The following table presents warrants outstanding:

	December 31, 2007	March 31, 2008

Initial founder’s warrants	10,822,400	10,822,400
Additional founder’s warrants	7,000,000	7,000,000
Public warrants	43,289,600	43,289,600
Total	61,112,000	61,112,000

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

Pursuant to a registration rights agreement between the Company and SP Acq LLC, Steel Partners II, L.P. and Messrs. Bergamo, LaBow, Lorber, Toboroff, and Walker, the holders of our founder’s units, founder’s shares and initial founder’s warrants and shares issuable upon exercise thereof will be entitled to certain registration rights at any time commencing three months prior to the date that they are no longer subject to transfer restrictions.

NOTE H — TAXES ON INCOME

Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. In the quarter ended March 31, 2008, the Company recorded a full valuation allowance for its deferred tax assets, as the Company determined that it no longer met the more likely than not realization criteria of FAS 109.

The Company has paid a total of $2,855,500 since inception in estimated tax payments for federal, state and local income taxes.

The difference between the provision for income taxes and the amounts computed by applying the federal statutory income taxes to the income before tax is due to state and local taxes and due to the increase in the deferred tax valuation allowance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management's Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy, and the plans and objectives of management for future operation, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Security Act”) and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company organized under the laws of the State of Delaware on February 14, 2007. We were formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, or other similar business combination, one or more businesses or assets. We consummated our initial public offering on October 16, 2007. We are currently in the process of evaluating and identifying targets for a business combination. We intend to utilize cash from our initial public offering, our capital stock, debt or a combination of cash, capital stock, and debt, in effecting a business combination. The issuance of additional shares of our capital stock:

may significantly reduce the equity interest of our stockholders;

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination, at the earliest. We will continue to generate non-operating income in the form of interest income on cash and cash equivalents. Net income for the three months ended March 31, 2008, was $975,924, which consisted of $2,654,509 in interest income, partially offset by $197,464 in operating expenses, $3,125 in interest expense, and $1,477,996 in taxes on income. Net loss for the period from February 14, 2007, (inception) to March 31, 2007, was $25,436, which consisted of formation and related costs. Net income for the period from February 14, 2007 (inception) through March 31, 2008, was $2,442,217, which consisted of $5,604,982 in interest income partially offset by $461,837 in formation and operating expenses, $12,560 in interest expense, and $2,688,368 in taxes on income. Through March 31, 2008, we did not engage in any significant operations. Our entire activity from inception through March 31, 2008, was to prepare for our initial public offering and begin the identification of, and negotiations with a suitable business candidate.

The trustee of the trust account will pay any taxes resulting from interest accrued on the funds held in the trust account out of the funds held in the trust account. In addition, we will incur expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations, or other long term liabilities.

Liquidity and Capital Resources

The net proceeds from (i) the sale of the units in our initial public offering (including the underwriters’ over-allotment option), after deducting offering expenses of approximately $1,095,604 and underwriting discounts and commissions of approximately $30,302,720, together (ii) with $7,000,000 from SP Acq LLC’s investment in the additional founder’s warrants, were approximately $408,497,676. We expect that most of the proceeds held in the trust account will be used as consideration to pay the sellers of a target business or businesses with which we ultimately complete our initial business combination. We expect to use substantially all of the net proceeds of our initial public offering not in the trust account to pay expenses in locating and acquiring a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating, and consummating our initial business combination. To the extent that our capital stock or debt financing is used in whole or in part as consideration to effect our initial business combination, any proceeds held in the trust account as well as any other net proceeds not expended, will be used to finance the operations of the target business.

We do not believe we will need additional financing in order to meet the expenditures required for operating our business prior to our initial business combination. However, we will rely on interest earned of up to $3,500,000 on the trust account to fund such expenditures and, to the extent that the interest earned is below our expectations, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, in addition to the co-investment, we may need to obtain additional financing to consummate our initial business combination. We may also need additional financing because we may become obligated to convert into cash a significant number of shares of public stockholders voting against our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in Note B to the condensed financial statements. However, certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the condensed financial statements are subject to an inherent degree of uncertainty. In applying those policies, management used its judgment to determine the appropriate assumptions to be used in determination of certain estimates. In the quarter ended March 31, 2008, the Company recorded a full valuation allowance for its deferred tax assets, as the Company determined that it no longer met the more likely than not realization criteria of FAS 109. These estimates are based on the Company’s historical experience, terms of existing contracts, observance of trends in the industry, and information available from outside sources, as appropriate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

As of March 31, 2008, our efforts were limited to organizational activities and activities relating to our initial public offering. Since our initial public offering, we have been identifying possible acquisition candidates. We have neither engaged in any operations nor generated any revenues other than interest income.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices, and/or equity prices. $418,909,120 of the net Offering proceeds, including $17,315,840 of the proceeds attributable to the underwriters’ deferred fees from the Offering, as well as $7,000,000 of the proceeds of the private placement of 7,000,000 additional founders warrants were placed in a trust account at JPMorgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of March 31, 2008, the balance in the trust account was $426,619,242. The proceeds held in trust have only been invested in U.S. Government securities having a maturity of 90 days or less or in money market funds which invest principally in either short-term securities issued or guaranteed by the United States or having the highest rating from a recognized credit rating agency, or tax exempt municipal bonds issued by government entities located within the United States or otherwise meeting the conditions under Rule 2a-7 under the Investment Company Act. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money market instruments. As of March 31, 2008, the effective annualized interest rate payable on our investment was approximately 1.7%. Assuming no other changes to our holdings at March 31, 2008, a 1% decrease in the underlying interest rate payable on our investment as of March 31, 2008, would result in a decrease of approximately $ 1.0 million in the interest earned in our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices, and/or equity prices currently pose significant market risk for us.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Operating Officer and Secretary carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of March 31, 2008. Based on their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Operating Officer and Secretary and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our December 31, 2007 Form 10-K filed with the SEC. Any of these factors could result in significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of May 9, 2008, there have been no material changes to the risk factors disclosed in our December 31, 2007 Form 10-K, filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

An index of exhibits filed as part of this Report is on page 24.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SP Acquisition Holdings, Inc.

By:	/s/ Warren G. Lichtenstein
Warren G. Lichtenstein
Chairman, President and Chief Executive Officer

SP Acquisition Holdings, Inc.

By:	/s/ Jack L. Howard
Jack L. Howard
Chief Operating Officer and Secretary
Principal Accounting Officer

Dated: May 9, 2008

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a -14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.