Form 10-Q
period 2008-06-30
SP Acquisition Holdings, Inc.
filed 2008-08-14
CIK 1393718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Yes ☒ No ☐

There were 54,112,000 shares of the Registrant’s Common Stock, par value $.001, outstanding on August 13, 2008.

SP ACQUISITION HOLDINGS, INC.

FORM 10-Q

Quarter ended June 30, 2008

TABLE OF CONTENTS

		Page
	PART I
	FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements:
	Condensed Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	4
	Condensed Statements of Operations (unaudited) for the three months ended June 30, 2008 and 2007, for the six months ended June 30, 2008 and for the period from February 14, 2007 (inception) through June 30, 2007 and for the period from February 14, 2007 (inception) through June 30, 2008	5
	Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 2008 and 2007, and for the period from February 14, 2007 (inception) through June 30, 2008	6
	Condensed Statements of Stockholders’ Equity for the period February 14, 2007 (inception) through December 31, 2007 and for the six months ended June 30, 2008 (unaudited)	7
	Notes to Condensed Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	20

	PART II
	OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	21
Signatures		22
Exhibit Index		23
Certifications

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, and the information incorporated by reference in it, include “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	ability to complete our initial business combination;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	potential ability to obtain additional financing to complete a business combination;

•	ability of our officers and directors to generate a number of potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for stock;

•
our public securities’ potential liquidity and trading; listing or delisting of our securities from the American Stock Exchange or the ability to have our securities listed on the American Stock Exchange following our initial business combination;

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	financial performance.

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

PART 1. FINANCIAL INFORMATION

SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)
CONDENSED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
Current Assets:
Cash and cash equivalents	$2,643,895	$1,317,688
Trust account, interest available for working capital and taxes:
Cash and cash equivalents held in trust account, interest available for working capital and taxes	105,567	989,183
Accrued interest receivable	157,214	469,705
Total trust account, interest available for working capital and taxes	262,781	1,458,888
Accounts receivable other	—	26,323
Prepaid expenses	103,507	108,024
Total current assets	3,010,183	2,910,923
Deferred tax assets - non current	—	125,406
Total current assets	3,010,183	3,036,329

Non current assets
Trust account, restricted
Cash and cash equivalents held in trust account	425,909,120	425,909,120
Accrued interest receivable	370,117	—
Trust account, restricted	426,279,237	425,909,120
Total Assets	$429,289,420	$428,945,449

Current Liabilities:
Accounts payable	$10,669	$449,194
Note payable to affiliate	—	250,000
Advances payable to affiliate	1,504	26,818
Interest payable to affiliate	—	9,435
Accrued expenses	100,685	96,915
Taxes payable	186,375	808,278
Other payables - deferred underwriters’ fee	17,315,840	17,315,840
Total Current Liabilities	17,615,073	18,956,480

Common stock, subject to possible conversion, 12,986,879 shares at conversion value:	127,772,726	127,772,726

Deferred interest, attributable to common stock subject to possible conversion	111,035	—

Commitments and Contingencies:	—	—

Stockholders’ Equity:
Preferred stock, $.001 par value; 1,000,000 authorized, none issued	—	—
Common stock, $.001 par value, 200,000,000 shares authorized; 41,125,121 shares issued and outstanding (excluding 12,986,879 shares subject to possible conversion)	41,125	41,125
Additional paid-in capital	280,597,790	280,708,825
Retained earnings accumulated during the development stage	3,151,671	1,466,293
Total Stockholders’ Equity	283,790,586	282,216,243
Total Liabilities and Stockholders’ Equity	$429,289,420	$428,945,449

The accompanying notes are an integral part of these condensed financial statements.

SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2008	For the Period from February 14, 2007 (inception) to June 30, 2007	For the Period from February 14, 2007 (inception) to June 30, 2008
Formation and operating costs	$301,765	$132	$499,229	$25,568	$763,602
Loss from operations	(301,765)	(132)	(499,229)	(25,568)	(763,602)
Interest income - Trust	1,700,797	—	4,341,829	—	7,286,222
Interest income - other	11,950	—	25,427	—	31,507
Interest expense	(3,021)	(3,185)	(6,146)	(3,185)	(15,581)
Income (loss) before tax	1,407,961	(3,317)	3,861,881	(28,753)	6,538,546
Provision for income taxes	(698,507)	—	(2,176,503)	—	(3,386,875)
Net income (loss)	709,454	(3,317)	1,685,378	(28,753)	3,151,671
Deferred interest, attributable to common stock subject to possible conversion	231,809	—	(111,035)	—	(111,035)
Net income (loss) attributable to common stock	$941,263	$(3,317)	$1,574,343	$(28,753)	$3,040,636

Net income (loss) attributable to common stock per common share, basic and diluted	$0.02	$(0.00)	$0.04	$0.00

Weighted average number of common shares outstanding - excluding shares subject to possible conversion, basic and diluted	41,125,121	10,000,000	41,125,121	10,000,000

The accompanying notes are an integral part of these condensed financial statements.

SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS
	For the Six Months ended June 30, 2008	For the Period from February 14, 2007 (inception) to June 30, 2007	For the Period from February 14, 2007 (inception) to June 30, 2008
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net Income (loss)	$1,685,378	$(28,753)	$3,151,671
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred tax asset and valuation allowance	125,406	—	—
Changes in asset and liability accounts:
Accrued interest receivable	(57,626)	—	(527,331)
Other receivable	26,323	—	—
Prepaid expenses	4,517	—	(103,507)
Accounts payable	(438,525)	—	10,669
Advances payable to affiliate	(25,314)	26,818	1,504
Interest payable to affiliate	(9,435)	3,185	—
Accrued expenses	3,770	(1,250)	100,685
Income taxes payable	(621,903)	—	186,375
Net cash generated in operating activities	692,591	—	2,820,066

Cash flows from investing activities:
Cash and cash equivalents held in trust account, interest available for working capital and taxes	883,616	—	(105,567)
Trust account restricted	—	—	(425,909,120)
Net cash provided by (used in) investing activities	883,616	—	(426,014,687)

Cash flows from financing activities:
Proceeds from issuance of founder’s units	—	25,000	25,000
Proceeds from issuance of additional founder’s warrants	—	—	7,000,000
Proceeds from note payable to affiliate	—	250,000	250,000
Repayment of note payable to affiliate	(250,000)	—	(250,000)
Proceeds from initial public offering	—	—	432,896,000
Payment of offering costs	—	(76,915)	(14,082,484)
Net cash provided by (used in) financing activities	(250,000)	198,085	425,838,516
Net increase in cash	1,326,207	198,085	2,643,895
Cash at the beginning of the period	1,317,688	—	—
Cash at the end of the period	$2,643,895	$198,085	$2,643,895
Supplemental disclosure of non-cash financing activities:
Deferred offering costs	$—	$372,456	$—
Accrual of deferred underwriters’ discount	$—	$—	$17,315,840
Cash payments for federal, state and local income taxes	$2,673,000	$—	$3,200,500

 The accompanying notes are an integral part of these condensed financial statements.

SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)
STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings Accumulated During the Development Stage	Total Stockholders’ Equity
Proceeds from founder’s units issued on March 22, 2007	11,500,000	$11,500	$13,500	$-	$25,000
Proceeds from issuance of 40,000,000 units, net of underwriters’ commissions and offering expenses of $29,030,049 on October 16, 2007	40,000,000	40,000	370,929,951	—	370,969,951
Net proceeds subject to possible conversion of 11,999,999 shares	(11,999,999)	(12,000)	(118,187,990)	—	(118,199,990)
Proceeds from issuance of 7,000,000 warrants on October 16, 2007	—	—	7,000,000	—	7,000,000
Proceeds from issuance of 3,289,600 units, net of underwriters’ commissions and offering expenses of $2,368,275 on October 31, 2007	3,289,600	3,290	30,524,435	—	30,527,725
Net proceeds subject to possible conversion of 986,880 shares	(986,880)	(987)	(9,571,749)	—	(9,572,736)
Common stock forfeited by founders on October 31, 2007	(677,600)	(678)	678	—	—
Net income	—	—	—	1,466,293	1,466,293
Balances at December 31, 2007	41,125,121	41,125	280,708,825	1,466,293	282,216,243
Deferred interest, attributable to common stock subject to possible conversion	—	—	(111,035)	—	(111,035)
Net income attributable to common stockholders (unaudited)	—	—	—	1,685,378	1,685,378
Balances at June 30, 2008 (unaudited)	41,125,121	$41,125	$280,597,790	$3,151,671	$283,790,586

The accompanying notes are an integral part of these condensed financial statements.

SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND INTERIM FINANCIAL INFORMATION

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

A total of $425,909,120 (or approximately $9.84 per share), including $371,000,000 of the net proceeds from the Offering, $7,000,000 from the sale of warrants to the founding shareholders (see Note D), $30,593,280 of net proceeds of the over allotment issuance and $17,315,840 of deferred underwriting discounts and commissions, has been placed in a trust account at JPMorgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company as trustee (the “Trust”) which is to be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Except for up to $3,500,000 of Trust interest income to be released to the Company to fund expenses relating to investigating and selecting a target business and other working capital requirements, and any additional amounts needed to pay income taxes on the Trust earnings, the proceeds held in the Trust will not be released from the Trust until the earlier of the completion of the Company’s Business Combination or the liquidation of the Company. As of June 30, 2008, the balance in the Trust account was $426,014,687 (which includes $105,567 of funds to be transferred to the operating account for the payment of taxes) and interest receivable on trust assets was $527,331 of which $157,214 will be transferred to the operating account for the payment of taxes. The $262,781 has been classified on the June 30, 2008 unaudited balance sheet as cash and cash equivalents held in trust account, interest available for working capital and taxes. Through June 30, 2008, the Trust has released $3,500,000 of interest income to the Company. Through June 30, 2008, the Company had paid a total of $3,200,500 in taxes, of which $3,153,324 has been reimbursed by the Trust and the balance was funded from working capital. The Company intends to seek reimbursement of the balance of the taxes from the Trust.

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

These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited interim condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 Annual Report on Form 10-K, filed on March 26, 2008. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the audited financial statements included in the Company’s December 31, 2007 Form 10-K.

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Development Stage Company:

The Company complies with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

As indicated in the accompanying unaudited interim condensed financial statements, the Company has incurred substantial organizational, legal, accounting and offering costs in the pursuit of its financing plans and expects to incur additional costs in pursuit of its acquisition plans. As of June 30, 2008, the Company had cash on hand of $2,643,895 as well as $426,014,687 of cash and cash equivalents in the Trust. Under terms of the investment management trust agreement, up to $3,500,000 of interest may be released to the Company in such amounts and such intervals as we request, subject to availability. At June 30, 2008, $3,500,000 of Trust interest has been released to the Company. Management has reviewed its cash requirements as of June 30, 2008 and believes that its cash on hand, along with the funds available to it from the interest income from the Trust is sufficient to cover its expenses for the next twelve months.

As discussed in Note D, the note with Steel Partners Ltd. has a due date of December 31, 2007. Steel Partners Ltd. has confirmed on May 7, 2008 that the note is not in default and that the payment may be made on or before December 31, 2008. On June 27, 2008, the note was paid in full.

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

4.  Net Income (loss) Per Common Share:

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) is computed by dividing earnings by the weighted average number of common shares outstanding for the period. Common shares subject to possible conversion of 12,986,879 shares have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata shares of the trust earnings. Such earnings are deducted from earnings available to common stockholders. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants and other potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The effect of the 61,112,000 outstanding Warrants issued in connection with the Public Offering and the Private Placement described in Note A has not been considered in diluted earnings per share calculation since the exercise of the Warrants are contingent upon the occurrence of future events, and therefore, not includable in the calculation of diluted earning per share in accordance with SFAS 128.

5.	Reclassification:

The Company reclassified certain prior period amounts to conform to the current period’s presentation. The Company reclassified amounts held in trust from current assets to long-term assets with the exception of amounts held in trust that are available for current operations of the Company. These classifications have no effect on the results reported for the year ended December 31, 2007.

6.	Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, exceeds the Federal Depository Insurance coverage of $100,000 and the Securities Investor Protection Corporation insures balances up to $500,000. As of June 30, 2008, the Company had $429,258,581 in cash and cash equivalents which exceeded Federally insured limits. Management believes the risk of loss to be minimal

7.	Fair Value of Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximate the carrying amounts represented in the balance sheet because of their short term maturities.

8.	Use of Estimates:

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

9.	Trust Account-Restricted:

The Company considers the restricted portion of the funds held in the Trust Account to be a non-current asset. A current asset is one that is reasonably expected to be used to pay current liabilities, such as accounts payable or short-term debt or to pay current operating expenses, or will be used to acquire other current assets. Since the acquisition of a business is principally considered to be for long-term purpose, with long-term assets such as property and tangibles typically being a major part of the acquired assets, the Company has reported the funds anticipated to be used in the acquisition as a non-current asset.

As discussed in Note A, the Trust Account is invested in T Bills with a 30 day maturity as of June 30, 2008 and December 31, 2007, respectively.

10.	Income tax:

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

11.	Share-based compensation:

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

12.	Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 was adopted effective January 1, 2008. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. The Company adopted SFAS 159 effective January 1, 2008 and has elected not to record any assets for the “fair value option” at this time.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations,” (“SFAS 141(R)”).  SFAS 141(R) retains the fundamental requirements of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS 141(R) establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date.  SFAS 141(R) also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values.  Additionally, SFAS 141(R) will require that acquisition-related costs in a business combination be expensed as incurred, except for costs incurred to issue debt and equity securities. This statement applies prospectively to business combinations effective with the Company’s first fiscal quarter of 2009.  Early adoption is not permitted.  SFAS 141(R) would have an impact on accounting for any business acquired after the effective date of this pronouncement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial position, statement of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting standards if currently adopted would have a material effect on the financial statements.

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

The Company has incurred an underwriters’ fee of 7% of the gross offering proceeds in connection with the completion of the Offering and the over-allotment. Of this fee, $12,000,000 and $986,880 were paid at the closing of the Offering and over-allotment on October 16, 2007 and October 31, 2007, respectively, and $17,315,840 is held in the Trust and will be paid to the underwriters in connection with the consummation of a Business Combination. As of June 30, 2008 and December 31, 2007, respectively, the remaining underwriting commitment of $17,315,840 is included as Other Payables - deferred underwriters’ fee.

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

On March 28, 2007 the Company issued a $250,000 unsecured promissory note to Steel Partners, Ltd., an affiliate of SP Acq LLC and the Company. This note bears interest at a rate of 5% per annum, is unsecured and principal and interest payments were due on December 31, 2007. Interest payable of $15,581 has been accrued on this note through June 27, 2008, at which time the note and accrued interest were repaid in full.

Advances payable of $1,504 and $26,818 at June 30, 2008 and December 31, 2007, respectively, relate to certain costs paid by Steel Partners, Ltd. on behalf of the Company. The Company intends to repay such advances and thus such amounts are reflected as a liability to affiliate. None of the officers and directors of the Company received compensation for their services to the Company.

The Company presently occupies office space provided by Steel Partners, Ltd. Steel Partners, Ltd. has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office, administrative and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay Steel Partners, Ltd. $10,000 per month for such services. Services commenced on October 16, 2007. The Company has incurred and paid $60,000 and $25,000 for such services through June 30, 2008 and December 31, 2007, respectively.

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

In addition, Steel Partners II, L.P., has entered into an agreement with the Company requiring it to purchase 3,000,000 units (“co-investment units”) at a price of $10 per unit (an aggregate price of $30,000,000) from the Company in a private placement that will occur immediately prior to the Company’s consummation of a Business Combination. These private placement units will be identical to the units sold in the Offering. It has also agreed that these units will not be sold, transferred, or assigned until at least one year after the completion of the Business Combination. In the event that Steel Partners II, L.P. does not purchase the co-investment units, SP Acq LLC, Steel Partners II, L.P. and the directors who purchased founder’s units have agreed to surrender and forfeit its founder’s units and additional founder’s warrants to the Company, provided however that such surrender and forfeiture will not be required if SP Acq LLC purchases the co-investment units. In such event, Steel Partners II, L.P. has agreed to transfer its founder’s units to SP Acq LLC. None of the co-investment units have been issued by the Company as of June 30, 2008 or December 31, 2007.

NOTE E — PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares have been issued as of June 30, 2008 or December 31, 2007.

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

NOTE G — WARRANTS

The following table presents warrants outstanding:

	June 30, 2008	December 31, 2007
Initial Founder’s Warrants	10,822,400	10,822,400
Additional Founder’s Warrants	7,000,000	7,000,000
Public Warrants	43,289,600	43,289,600
Total	61,112,000	61,112,000

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

NOTE H — TAXES ON INCOME

Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. During the six-months ended June 30, 2008, the Company recorded a full valuation allowance for its deferred tax assets, as the Company determined that it no longer met the more likely than not realization criteria of FAS 109.

The Company has paid a total of $3,200,500 since inception in estimated tax payments for federal, New York State and City income taxes.

The difference between the provision for income taxes and the amounts computed by applying the federal statutory income taxes to the income before tax is due to state and local taxes, and due to the increase in the deferred tax valuation allowance.

NOTE I — ADJUSTMENTS RELATED TO PRIOR INTERIM PERIOD

During the quarter ended June 30, 2008, the Company identified an accounting error in its accretion calculation which overstated the deferred interest, net of taxes, attributable to common stock subject to possible conversion by approximately $343,000 on our condensed financial statements for the three months ended March 31, 2008. Had these adjustments been reflected in the quarter ended March 31, 2008, the deferred interest, net of taxes, attributable to common stock subject to possible conversion would have been decreased by approximately $343,000 and net income attributable to common stock would have been increased by approximately $343,000. There was no impact on the net income/(loss). The effect of the adjustment, as corrected in the condensed financial statements for the three and six months ended June 30, 2008, was to decrease the deferred interest, net of taxes, attributable to common stock subject to possible conversion and increase the net income attributable to common stockholders for the three and six months ended June 30, 2008 by approximately $343,000. The adjustments did not have an impact on earnings per share in either the quarter ended March 31, 2008 or June 30, 2008 or for the six months ended June, 30, 2008. Management believes the impact of the adjustment is not material to the condensed financial statements taken as a whole based upon management’s quantitative and qualitative assessment. It was deemed that a restatement of the previously filed March 31, 2008 report on Form 10-Q was not necessary.

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

•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that require the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant; and

•
our immediate payment of all principal and accrued interest, if any, if the debt security were payable on demand; and our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to do so.

Results of Operations and Known Trends Or Future Events

We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination, at the earliest. We will continue to generate non-operating income in the form of interest income on cash and cash equivalents. Net income for the three months ended June 30, 2008 was $709,454, which consisted of $1,712,747 in interest income, partially offset by $301,765 in operating expenses, $3,021 in interest expense and $698,507 in taxes on income. Net loss for the three months ended June 30, 2007 was $3,317, which consisted of formation and related costs. Net loss for the period from February 14, 2007 (inception) to June 30, 2007 was $28,753, which consisted of formation and related costs. Net income for the period from February 14, 2007 (inception) through June 30, 2008 was $3,151,671, which consisted of $7,317,729 in interest income partially offset by $763,602 in formation and operating expenses, $15,581 in interest expense and $3,386,875 in taxes on income. Through June 30, 2008, we did not engage in any significant operations. Our entire activity from inception through June 30, 2008 was to prepare for our initial public offering and begin the identification of and negotiations with a suitable business combination candidate.

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

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in Note B to the condensed financial statements. However, certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the unaudited interim condensed financial statements are subject to an inherent degree of uncertainty. In applying those policies, management used its judgment to determine the appropriate assumptions to be used in determination of certain estimates. During the six months ended June 30, 2008, the Company recorded a full valuation allowance for its deferred tax assets, as the Company determined that it no longer met the more likely than not realization criteria of FAS 109. These estimates are based on the Company’s historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

As of June 30, 2008, our efforts were limited to organizational activities and activities relating to our initial public offering. Since our initial public offering, we have been identifying possible acquisition candidates. We have neither engaged in any operations nor generated any revenues other than interest income.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $418,909,120 of the net Offering proceeds, including $17,315,840 of the proceeds attributable to the underwriters’ deferred fees from the Offering, as well as $7,000,000 of the proceeds of the private placement of 7,000,000 additional founders warrants were placed in a trust account at JPMorgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of June 30, 2008, the balance in the trust account was $426,014,687 (which includes $105,567 of funds to be transferred to the operating account for the payment of taxes) and interest receivable on the trust account of $527,331 of which $157,214 will be transferred to the operating account for the payment of taxes. The proceeds held in trust have only been invested in U.S. Government securities having a maturity of 90 days or less or in money market funds which invest principally in either short term securities issued or guaranteed by the United States or having the highest rating from recognized credit rating agency or tax exempt municipal bonds issued by government entities located within the United States or otherwise meeting the conditions under Rule 2a-7 under the Investment Company Act. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. As of June 30, 2008, the effective annualized interest rate payable on our investment was approximately 1.8%. Assuming no other changes to our holdings at June 30, 2008, a 1% decrease in the underlying interest rate payable on our investment as of June 30, 2008 would result in a decrease of approximately $ 1.0 million in the interest earned in our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Operating Officer and Secretary carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of June 30, 2008. Based on their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the Company engaged an outside accounting firm to assist management in the financial reporting process.

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

As of August 13, 2008 there have been no material changes to the risk factors disclosed in our December 31, 2007 Form 10-K, filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

An index of exhibits filed as part of this Report is on page 23.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SP Acquisition Holdings, Inc.

By:	/s/ Warren G. Lichtenstein
Warren G. Lichtenstein Chairman, President and Chief Executive Officer (Principal Executive Officer)

SP Acquisition Holdings, Inc.

By:	/s/ Jack L. Howard
Jack L. Howard Chief Operating Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Dated: August 14, 2008

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a -14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial and Principal Accounting Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002