Form 10-Q
period 2008-09-30
SP Acquisition Holdings, Inc.
filed 2008-11-06
CIK 1393718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

There were 54,112,000 shares of the Registrant’s Common Stock, par value $.001, outstanding on November 5, 2008.

SP ACQUISITION HOLDINGS, INC.

FORM 10-Q

Quarter ended September 30, 2008

TABLE OF CONTENTS

		Page
	PART I
	FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements:
	Condensed Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	4
	Condensed Statements of Operations (unaudited) for the three months ended September 30, 2008 and 2007, for the nine months ended September 30, 2008 and for the period from February 14, 2007 (inception) through September 30, 2007 and for the period from February 14, 2007 (inception) through September 30, 2008	5
	Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 2008 and 2007, and for the period from February 14, 2007 (inception) through September 30, 2008	6
	Condensed Statements of Stockholders’ Equity for the period February 14, 2007 (inception) through December 31, 2007 and for the nine months ended September 30, 2008 (unaudited)	7
	Notes to Condensed Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	20

	PART II
	OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	21
Signatures		22
Exhibit Index		23
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

 PART 1. FINANCIAL INFORMATION
SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)
CONDENSED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
Current Assets :
Cash and cash equivalents	$2,559,121	$1,317,688
Trust account, interest available for working capital and taxes:
Cash and cash equivalents held in trust account, interest available for working capital and taxes	374,401	989,183
Accrued interest receivable	—	469,705
Total trust account, interest available for working capital and taxes	374,401	1,458,888
Other receivable	—	26,323
Prepaid expenses	67,132	108,024
Total current assets	3,000,654	2,910,923
Deferred tax assets - non current	—	125,406
Total current assets	3,000,654	3,036,329

Non current assets
Trust account, restricted
Cash and cash equivalents held in trust account	426,869,010	425,909,120
Accrued interest receivable	7,725	—
Trust account, restricted	426,876,735	425,909,120
Total Assets	$429,877,389	$428,945,449

Current Liabilities :
Accounts payable	$80,095	$449,194
Note payable to affiliate	—	250,000
Advances payable to affiliate	1,504	26,818
Interest payable to affiliate	—	9,435
Accrued expenses	197,668	96,915
Income taxes payable	324,129	808,278
Other payables - deferred underwriters’ fee	17,315,840	17,315,840
Total Current Liabilities	17,919,236	18,956,480

Common stock, subject to possible conversion, 12,986,879 shares at conversion value:	127,772,726	127,772,726

Deferred interest, attributable to common stock subject to possible conversion	290,284	—

Commitments and Contingencies:	—	—

Stockholders’ Equity :
Preferred stock, $.001 par value; 1,000,000 authorized, none issued	—	—
Common stock, $.001 par value, 200,000,000 shares authorized; 41,125,121 shares issued and outstanding (excluding 12,986,879 shares subject to possible conversion)	41,125	41,125
Additional paid-in capital	280,418,541	280,708,825
Retained earnings accumulated during the development stage	3,435,477	1,466,293
Total Stockholders’ Equity	283,895,143	282,216,243
Total Liabilities and Stockholders’ Equity	$429,877,389	$428,945,449

The accompanying notes are an integral part of these condensed financial statements.

SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	For the Nine months Ended September 30, 2008	For the Period from February 14, 2007 (inception) to September 30, 2007	For the Period from February 14, 2007 (inception) to September 30, 2008
Formation and operating costs	$344,539	$11,250	$843,768	$36,818	$1,108,141
Loss from operations	(344,539)	(11,250)	(843,768)	(36,818)	(1,108,141)
Interest income - Trust	1,706,294	—	6,048,123	—	8,992,516
Interest income - other	10,577	—	36,004	—	42,084
Interest expense	—	(3,125)	(6,146)	(6,310)	(15,581)
Income (loss) before tax	1,372,332	(14,375)	5,234,213	(43,128)	7,910,878
Provision for income taxes	(1,088,526)	—	(3,265,029)	—	(4,475,401)
Net income (loss)	283,806	(14,375)	1,969,184	(43,128)	3,435,477
Deferred interest, attributable to common stock subject to possible conversion	(179,249)	—	(290,284)	—	(290,284)
Net income (loss) attributable to common stock	$104,557	$(14,375)	$1,678,900	$(43,128)	$3,145,193

Net income (loss) attributable to common stock per common share, basic and diluted	$0.00	$(0.00)	$0.04	$(0.00)

Weighted average number of common shares outstanding - excluding shares subject to possible conversion, basic and diluted	41,125,121	10,000,000	41,125,121	10,000,000

The accompanying notes are an integral part of these condensed financial statements.

SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine months ended September 30, 2008	For the Period from February 14, 2007 (inception) to September 30, 2007	For the Period from February 14, 2007 (inception) to September 30, 2008
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,969,184	$(43,128)	$3,435,477
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred tax asset and valuation allowance	125,406	—	—
Changes in asset and liability accounts:
Accrued interest receivable	461,980	—	(7,725)
Other receivable	26,323	—	—
Prepaid expenses	40,892	—	(67,132)
Accounts payable	(369,099)	—	80,095
Advances payable to affiliate	(25,314)	26,818	1,504
Interest payable to affiliate	(9,435)	6,310	—
Accrued expenses	100,753	10,000	197,668
Income taxes payable	(484,149)	—	324,129
Net cash generated in operating activities	1,836,541	—	3,964,016

Cash flows from investing activities:
Cash and cash equivalents held in trust account, interest available for working capital and taxes	614,782	—	(374,401)
Trust account restricted	(959,890)	—	(426,869,010)
Net cash used in investing activities	(345,108)	—	(427,243,411)

Cash flows from financing activities:
Proceeds from issuance of founder’s units	—	25,000	25,000
Proceeds from issuance of additional founder’s warrants	—	—	7,000,000
Proceeds from note payable to affiliate	—	250,000	250,000
Repayment of note payable to affiliate	(250,000)	—	(250,000)
Proceeds from initial public offering	—	—	432,896,000
Payment of offering costs	—	(88,415)	(14,082,484)
Net cash provided by (used in) financing activities	(250,000)	186,585	425,838,516
Net increase in cash	1,241,433	186,585	2,559,121
Cash at the beginning of the period	1,317,688	—	—
Cash at the end of the period	$2,559,121	$186,585	$2,559,121
Supplemental disclosure of non-cash financing activities:
Deferred offering costs	$—	$661,579	$—
Accrual of deferred underwriters’ discount	$—	$—	$17,315,840
Cash payments for federal, state and local income taxes	$3,623,000	$—	$4,200,000

  The accompanying notes are an integral part of these condensed financial statements.

SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)
STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Common Stock Amount	Additional Paid- in Capital	Retained Earnings Accumulated During the Development Stage	Total Stockholders’ Equity
Proceeds from founder’s units issued on March 22, 2007	11,500,000	$11,500	$13,500	$-	$25,000
Proceeds from issuance of 40,000,000 units, net of underwriters’ commissions and offering expenses of $29,030,049 on October 16, 2007	40,000,000	40,000	370,929,951	—	370,969,951
Net proceeds subject to possible conversion of 11,999,999 shares	(11,999,999)	(12,000)	(118,187,990)	—	(118,199,990)
Proceeds from issuance of 7,000,000 warrants on October 16, 2007	—	—	7,000,000	—	7,000,000
Proceeds from issuance of 3,289,600 units, net of underwriters’ commissions and offering expenses of $2,368,275 on October 31, 2007	3,289,600	3,290	30,524,435	—	30,527,725
Net proceeds subject to possible conversion of 986,880 shares	(986,880)	(987)	(9,571,749)	—	(9,572,736)
Common stock forfeited by founders on October 31, 2007	(677,600)	(678)	678	—	—
Net income	—	—	—	1,466,293	1,466,293
Balances at December 31, 2007	41,125,121	41,125	280,708,825	1,466,293	282,216,243
Deferred interest, attributable to common stock subject to possible conversion (unaudited)	—	—	(290,284)	—	(290,284)
Net income attributable to common stockholders (unaudited)	—	—	—	1,969,184	1,969,184
Balances at September 30, 2008 (unaudited)	41,125,121	$41,125	$280,418,541	$3,435,477	$283,895,143

The accompanying notes are an integral part of these condensed financial statements.

SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND INTERIM FINANCIAL INFORMATION

SP Acquisition Holdings, Inc. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on February 14, 2007. The Company was formed to acquire one or more businesses or assets through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination (“Business Combination”). The Company has neither engaged in any operations nor generated operating revenues to date. The Company will not generate any operating revenues until after the completion of its initial business combination. Since the completion of its initial public offering, the Company generates non-operating income in the form of interest income on cash and cash equivalents.

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

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on October 10, 2007. The Company consummated the Offering on October 16, 2007 and recorded proceeds of $370,969,951, net of the underwriters’ discount and commission of $28,000,000 and offering costs of $1,030,049. Simultaneously with the consummation of the Offering, the Company consummated the private sale of 7,000,000 warrants to SP Acq LLC at a price of $1 per warrant (an aggregate purchase price of $7,000,000) (see Note D).

On October 31, 2007, the underwriters exercised a portion and terminated the balance of their over allotment option granted in connection with the initial public offering and consummated the purchase of an additional 3,289,600 units at a price of $10.00 per unit, for gross proceeds of $32,896,000 or net proceeds of $30,527,725, net of the underwriters’ discount and commission of $2,302,720 and offering costs of $65,555.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

A total of $425,909,120 (or approximately $9.84 per share), including $371,000,000 of the net proceeds from the Offering, $7,000,000 from the sale of warrants to the founding shareholders (see Note D), $30,593,280 of net proceeds of the over allotment issuance and $17,315,840 of deferred underwriting discounts and commissions, has been placed in a trust account at JPMorgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company as trustee (the “Trust”) which is to be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Except for up to $3,500,000 of Trust interest income to be released to the Company to fund expenses relating to investigating and selecting a target business and other working capital requirements, and any additional amounts needed to pay income taxes on the Trust earnings, the proceeds held in the Trust will not be released from the Trust until the earlier of the completion of the Company’s Business Combination or the liquidation of the Company. As of September 30, 2008, the balance in the Trust account was $427,243,411 (which includes $374,401 of funds to be transferred to the operating account for the payment of taxes) and interest receivable on trust assets was $7,725. The $374,401 has been classified on the September 30, 2008 unaudited balance sheet as cash and cash equivalents held in trust account, interest available for working capital and taxes. Through September 30, 2008, the Trust has released $3,500,000 of interest income to the Company. Through September 30, 2008, the Company had paid a total of $4,200,000 in taxes, of which $4,150,500 has been reimbursed by the Trust and the balance was funded from working capital. The Company intends to seek reimbursement of the balance of the taxes from the Trust.

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

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 30% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. Public stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the Trust (including the additional 4% of the gross proceeds payable to the underwriters upon the Company’s consummation of a Business Combination), including any interest earned (net of taxes payable and the amount distributed to the Company to fund its working capital requirements) on their pro rata share, if the Business Combination is approved and consummated. However, voting against the Business Combination alone will not result in election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combination is voted upon by the stockholders. All of the Company’s stockholders prior to the Offering, and all of the officers and directors of the Company have agreed to vote all of the shares of the Company stock held by them that they acquired prior to the consummation of the offering in accordance with the vote of the majority in interest of all other stockholders of the Company.

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

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Development Stage Company:

The Company complies with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

As indicated in the accompanying unaudited interim condensed financial statements, the Company has incurred substantial organizational, legal, accounting and offering costs in the pursuit of its financing plans and expects to incur additional costs in pursuit of its acquisition plans. As of September 30, 2008, the Company had cash on hand of $2,559,121 as well as $427,243,411 of cash and cash equivalents in the Trust. Under terms of the investment management trust agreement, up to $3,500,000 of interest may be released to the Company in such amounts and such intervals as we request, subject to availability. At September 30, 2008, $3,500,000 of Trust interest has been released to the Company. Management has reviewed its cash requirements as of September 30, 2008 and believes that its cash on hand, along with the funds available to it from the interest income from the Trust is sufficient to cover its expenses for the next twelve months.

As discussed in Note D, the note with Steel Partners Ltd. had a due date of December 31, 2007. Steel Partners Ltd. has confirmed on May 7, 2008 that the note was not in default and that the payment may be made on or before December 31, 2008. On June 27, 2008, the note was paid in full.

There is no assurance that the Company’s plan to complete a Business Combination will be successful.

2.   Cash and cash equivalents:

The Company considers investments with a maturity of three months or less when purchased to be cash equivalents.

3.   Common Stock and Unit Dividends:

Each share of common stock has one vote. As discussed in Note F, on August 8, 2007, the Company declared a unit dividend of 0.15 units for each unit outstanding and on September 4, 2007 declared a unit dividend of one third of a unit for each unit outstanding. All of the unit holders agreed to transfer their units due them with respect to these dividends to SP Acq LLC. Such stock dividends are presented as if they were stock splits and are presented retroactively for each period presented. All unit amounts outstanding reflect such dividends, except for weighted average shares outstanding as discussed in Note B-4.

4.   Net Income (loss) Per Common Share:

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) is computed by dividing earnings by the weighted average number of common shares outstanding for the period. Common shares subject to possible conversion of 12,986,879 shares have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata shares of the trust earnings. Such earnings are deducted from earnings available to common stockholders. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants and other potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The effect of the 61,112,000 outstanding Warrants issued in connection with the Public Offering and the Private Placement described in Note A has not been considered in the diluted earnings per share calculation since the exercise of the Warrants are contingent upon the occurrence of future events, and therefore, not includable in the calculation of diluted earning per share in accordance with SFAS 128.

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

6.    Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, exceeds the Federal Depository Insurance Corporation and the Securities Investor Protection Corporation limits Management believes the risk of loss to be minimal. As of September 30, 2008, assets in the Trust account of $427,243,411 were invested in United States Government Treasury-Bills maturing on October 23, 2008.

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

9.    Trust Account-Restricted:

The Company considers the restricted portion of the funds held in the Trust Account to be a non-current asset. A current asset is one that is reasonably expected to be used to pay current liabilities, such as accounts payable or short-term debt or to pay current operating expenses, or will be used to acquire other current assets. Since the acquisition of a business is principally considered to be for a long-term purpose, with long-term assets such as property and tangibles typically being a major part of the acquired assets, the Company has reported the funds anticipated to be used in the acquisition as a non-current asset.

As discussed in Note A, the Trust Account is invested in T Bills with a 30 day maturity as of September 30, 2008 and December 31, 2007, respectively.

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

NOTE C — INITIAL PUBLIC OFFERING

On October 16, 2007 the Company sold to the public an aggregate of 40,000,000 units at a price of $10.00. Each unit consists of one share of the Company’s common stock, $0.001 par value, and one redeemable common stock purchase warrant. On October 31, 2007, the underwriters exercised a portion and cancelled the balance of their over-allotment option granted in connection with the Offering and consummated the sale of an additional 3,289,600 units at a price of $10.00 per unit.

The Company has incurred an underwriters’ fee of 7% of the gross offering proceeds in connection with the completion of the Offering and the over-allotment option. Of this fee, $12,000,000 and $986,880 were paid at the closing of the Offering and over-allotment option on October 16, 2007 and October 31, 2007, respectively, and $17,315,840 is held in the Trust and will be paid to the underwriters in connection with the consummation of a Business Combination. As of September 30, 2008 and December 31, 2007, respectively, the remaining underwriting commitment of $17,315,840 is included as Other payables - deferred underwriters’ fee.

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

The Company has issued warrants to purchase 11,500,000 common shares at an exercise price of $7.50 per share as part of the founder’s units in connection with its initial capitalization on March 22, 2007 (“initial founder’s warrants”). On October 31, 2007, in connection with the partial exercise of the underwriters’ over-allotment option, 677,600 initial founder’s warrants were forfeited to the Company and cancelled.

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

Advances payable of $1,504 and $26,818 at September 30, 2008 and December 31, 2007, respectively, relate to certain costs paid by Steel Partners, Ltd. on behalf of the Company. The Company intends to repay such advances and thus such amounts are reflected as a liability to affiliate. None of the officers and directors of the Company received compensation for their services to the Company.

The Company presently occupies office space provided by Steel Partners, Ltd. Steel Partners, Ltd. has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office, administrative and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay Steel Partners, Ltd. $10,000 per month for such services. Services commenced on October 16, 2007. The Company has incurred $90,000 and $25,000 for such services through September 30, 2008 and December 31, 2007, respectively of which $30,000 and $25,000 are included in accrued expenses at September 30, 2008 and December 31, 2007, respectively.

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

In addition, Steel Partners II, L.P., has entered into an agreement with the Company requiring it to purchase 3,000,000 units (“co-investment units”) at a price of $10 per unit (an aggregate price of $30,000,000) from the Company in a private placement that will occur immediately prior to the Company’s consummation of a Business Combination. These private placement units will be identical to the units sold in the Offering. It has also agreed that these units will not be sold, transferred, or assigned until at least one year after the completion of the Business Combination. In the event that Steel Partners II, L.P. does not purchase the co-investment units, SP Acq LLC, Steel Partners II, L.P. and the directors who purchased founder’s units have agreed to surrender and forfeit its founder’s units and additional founder’s warrants to the Company, provided however that such surrender and forfeiture will not be required if SP Acq LLC purchases the co-investment units. In such event, Steel Partners II, L.P. has agreed to transfer its founder’s units to SP Acq LLC. None of the co-investment units have been issued by the Company as of September 30, 2008 or December 31, 2007.

NOTE E — PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares have been issued as of September 30, 2008 or December 31, 2007.

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

NOTE G — WARRANTS

The following table presents warrants outstanding:

	September 30, 2008	December 31, 2007
Initial Founder’s Warrants	10,822,400	10,822,400
Additional Founder’s Warrants	7,000,000	7,000,000
Public Warrants	43,289,600	43,289,600
Total	61,112,000	61,112,000

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

NOTE H — TAXES ON INCOME

Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. During the nine-months ended September 30, 2008, the Company recorded a full valuation allowance for its deferred tax assets, as the Company determined that it no longer met the more likely than not realization criteria of FAS 109.

The Company has paid a total of $4,200,000 since inception in estimated tax payments for federal, New York State and City income taxes.

The difference between the provision for income taxes and the amounts computed by applying the federal statutory income tax rate to the income before tax is due to state and local taxes, including New York capital based taxes, and the increase in the deferred tax valuation allowance.

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

Results of Operations and Known Trends Or Future Events

We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination, at the earliest. We will continue to generate non-operating income in the form of interest income on cash and cash equivalents. Net income for the three months ended September 30, 2008 was $283,806, which consisted of $1,716,871 in interest income, partially offset by $344,539 in operating expenses, and $1,088,526 in taxes on income and capital based taxes. Net loss for the three months ended September 30, 2007 was $14,375, which consisted of formation and related costs. Net income for the nine months ended September 30, 2008 was $1,969,184, which consisted of $6,084,127 in interest income, partially offset by $843,768 in operating expenses, $6,146 in interest expense and $ 3,265,029 in taxes on income and capital based taxes. Net loss for the period from February 14, 2007 (inception) to September 30, 2007 was $43,128, which consisted of formation and related costs. Net income for the period from February 14, 2007 (inception) through September 30, 2008 was $3,435,477, which consisted of $9,034,600 in interest income partially offset by $1,108,141 in formation and operating expenses, $15,581 in interest expense and $4,475,401 in taxes on income and capital based taxes. Through September 30, 2008, we did not engage in any significant operations. Our entire activity from inception through September 30, 2008 was to prepare for our initial public offering and begin the identification of and negotiations with a suitable business combination candidate.

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

Liquidity and Capital Resources

The net proceeds from (i) the sale of the units in our initial public offering (including the underwriters’ over-allotment option), after deducting offering expenses of approximately $1,095,604 and underwriting discounts and commissions of approximately $30,302,720, together (ii) with $7,000,000 from SP Acq LLC’s investment in the additional founder’s warrants, were approximately $408,497,676. We expect that most of the proceeds held in the trust account will be used as consideration to pay the sellers of a target business or businesses with which we ultimately complete our initial business combination. As of September 30, 2008, assets in the Trust account of $427,243,411 were invested in United States Government Treasury-Bills which matured on October 23, 2008. Upon maturity of the Treasury-Bills on October 23, 2008, the Company reinvested the assets in the Trust account in United Stated Government Treasury-Bills with a cost of $427,274,345, maturing on December 26, 2008 and bearing interest at an per annum rate of 0.385%. We expect to use substantially all of the net proceeds of our initial public offering not in the trust account to pay expenses in locating and acquiring a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating our initial business combination. To the extent that our capital stock or debt financing is used in whole or in part as consideration to effect our initial business combination, any proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business.

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

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in Note B to the condensed financial statements. However, certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the unaudited interim condensed financial statements are subject to an inherent degree of uncertainty. In applying those policies, management used its judgment to determine the appropriate assumptions to be used in determination of certain estimates. During the nine months ended September 30, 2008, the Company recorded a full valuation allowance for its deferred tax assets, as the Company determined that it no longer met the more likely than not realization criteria of FAS 109. These estimates are based on the Company’s historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

As of September 30, 2008, our efforts were limited to organizational activities and activities relating to our initial public offering. Since our initial public offering, we have been identifying possible acquisition candidates. We have neither engaged in any operations nor generated any revenues other than interest income.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $418,909,120 of the net Offering proceeds, including $17,315,840 of the proceeds attributable to the underwriters’ deferred fees from the Offering, as well as $7,000,000 of the proceeds of the private placement of 7,000,000 additional founders warrants were placed in a trust account at JPMorgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of September 30, 2008, the balance in the trust account was $427,243,411 (which includes $374,401 of funds to be transferred to the operating account for the payment of taxes) and interest receivable on the trust account of $7,725. The proceeds held in trust have only been invested in U.S. Government securities having a maturity of 90 days or less or in money market funds which invest principally in either short term securities issued or guaranteed by the United States or having the highest rating from recognized credit rating agency or tax exempt municipal bonds issued by government entities located within the United States or otherwise meeting the conditions under Rule 2a-7 under the Investment Company Act. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. As of September 30, 2008, assets in the Trust account of $427,243,411 were invested in United States Government Treasury-Bills which matured on October 23, 2008. Upon maturity of the Treasury-Bills on October 23, 2008, the Company reinvested the assets in the Trust account in United Stated Government Treasury-Bills with a cost of $427,274,345, maturing on December 26, 2008 and bearing interest at an per annum rate of 0.385%. A one percentage point change in the interest rate received on our cash, short-term government securities and money-market instruments of $427,243,411 at September 30, 2008 would result in an increase or decrease of up to $1,068,000 in interest income over the following 90-day period. Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimate provided does not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2008 or additional actions the Company could undertake in response to changes in interest rates.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Operating Officer and Secretary carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of September 30, 2008. Based on their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

As of November 5, 2008 there have been no material changes to the risk factors disclosed in our December 31, 2007 Form 10-K, filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Dated: November 6, 2008

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