Form 10-K
period 2008-12-31
SP Acquisition Holdings, Inc.
filed 2009-03-10
CIK 1393718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

Commission File Number 001-33711

SP Acquisition Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	20-8523583 (IRS Employer Identification Number)

590 Madison Avenue
32nd Floor
New York, New York 10022
(Address of principal executive offices)

(212) 520-2300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Units, each consisting of one share of Common Stock, $0.001 par value, and one Warrant	NYSE Alternext US
Common Stock included in the Units	NYSE Alternext US
Warrants included in the Units	NYSE Alternext US

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

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☒  No ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock as of June 30, 2008, the last day of the registrant’s most recently completed second quarter, as reported on the NYSE Alternext US was approximately $402,593,280.

In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of March 9, 2009 was 54,112,000.

Forward-Looking Statements

This report, and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	ability to complete our initial business combination;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
officers and directors allocating their time to other business and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	potential inability to obtain additional financing to complete a business combination;

•	ability of our officers and directors to generate a number of potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for stock;

•
our public securities’ potential liquidity and trading; listing or delisting of our securities from the NYSE Alternext US or the ability to have our securities listed on the NYSE Alternext US following our initial business combination;

•	use of proceeds not in the trust account or available to us from interest income on the trust account balance; or

•	financial performance

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

Table of Contents

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

A registration statement for our initial public offering was declared effective on October 10, 2007. On October 16, 2007, we sold 40,000,000 units in our initial public offering, and on October 31, 2007 the underwriters for our initial public offering purchased an additional 3,289,600 units pursuant to an over-allotment option. Each unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase one share of our common stock at a price of $7.50 commencing on consummation of a business combination, provided that there is an effective registration statement covering the shares of common stock underlying the warrants in effect. The warrants expire on October 10, 2012, unless earlier redeemed.

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

Our efforts in identifying a prospective acquisition target are not limited to a particular industry. Instead, we focus on industries and target businesses in the United States, Europe, and Asia, that may provide significant opportunity for value creation. Our investment philosophy is based on the strategies employed by Steel Partners, which reflect a value-orientation and investment discipline that are the result of having investments in public and private debt and equity, as well as distressed debt over 18 years in a diverse range of industries. This includes investments where Steel Partners has exercised control over the portfolio company. Steel Partners focuses on maintaining discipline with respect to purchase price, analyzing the business based on long-term value creation that can be achieved, extensive business and financial analysis and utilizing numerous resources to maximize value post-acquisition.

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

Competitive Strengths

We believe that we have the following competitive strengths:

Experienced management.

Warren G. Lichtenstein , Co-Founder of Steel Partners II, L.P.

•	Chairman, President and Chief Executive Officer of SP Acquisition Holdings, Inc.

•	More than 20 years of experience investing globally in public and private companies, including debt and equity securities.

•	Co-Founded and manages Steel Partners II, L.P., Steel Partners Japan Strategic Fund (Offshore), L.P., Steel Partners China Access I L.P.

•	Managing Member of Steel Partners II GP LLC, general partner of Steel Partners II, L.P.

•	Chief Executive Officer of Steel Partners LLC, a global investment management firm.

•	Extensive global experience serving on and leading boards of directors, including serving in Chairman and Chief Executive Officer positions of portfolio companies.

Jack L. Howard , Co-Founder of Steel Partners II, L.P.

•	Chief Operating Officer and Secretary of SP Acquisition Holdings, Inc.

•	More than 23 years of experience in sourcing, evaluating, structuring and managing investments.

•	Co-Founded Steel Partners II, L.P.

•	President of Steel Partners LLC, a global investment management firm.

•	Extensive experience serving on and leading boards of directors, including serving in Chairman and Chief Executive Officer positions of portfolio companies.

James R. Henderson , Managing Director and operating partner of Steel Partners LLC

•	Executive Vice President of SP Acquisition Holdings, Inc.

•	More than 27 years of experience as an operating executive in various companies, including serving in senior executive capacities.

•	Extensive experience serving on and leading boards of directors, including serving in Chairman and Chief Executive Officer positions of portfolio companies.

Access to Steel Partners investment platform.

The senior investment professionals of Steel Partners have extensive experience investing in public and private equity and debt, including distressed debt, with various degrees of control. We will have access to the broad capabilities of Steel Partners and its professionals based in New York, Los Angeles and London.

Deal sourcing network.

We believe we are well positioned to source a business combination as a result of our access to Steel Partners’ extensive infrastructure, which includes its offices located in New York, Los Angeles and London and 14 investment professionals. We intend to capitalize on the diverse deal-sourcing opportunities that we believe Steel Partners brings to us as a result of its investment experience, track record and extensive network of relationships including private equity sponsors, management teams of public and private companies, investment bankers, commercial bankers, brokers, attorneys, accountants and investors throughout the United States, Asia and Europe.

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

Access to Steel Partners’ infrastructure.

Steel Partners’ offices in New York, Los Angeles and London have more than 25 employees, including 14 investment and operating professionals, who are available to support our operations. Steel Partners’ finance and administration function which addresses legal, compliance, and operational matters will also be available to us.

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

Sanford Antignas, Managing Director, Chief Operating Officer, Secretary, and investment professional of Steel Partners LLC — Mr. Antignas has been associated with Steel Partners LLC, a global management firm, and its affiliates since November 2006. He has served as director of Barbican Group Holdings, a property and casualty insurance and reinsurance company, since November 2007. From 1996 to February 2005 he served as a senior investment professional of Bassini, Playfair and Associates LLC, an emerging markets private equity firm, in various capacities where his last position was Managing Director. While there he served as its Chief Financial Officer from 1996 to 2003 and as a director of eleven of its portfolio companies in various countries, and as the interim Chief Executive Officer of one such company. From 1994 to 1996, Mr. Antignas was Director of International Investments at American International Group Inc. and served as a Managing Director of its AIG Capital Partners subsidiary. From 1987 to 1993, he served in various capacities with GE Capital Corporation in its Corporate Finance Group where his last position was Vice President. From 1983 to 1985, Mr. Antignas was with the Middle/Emerging Markets Business Services practice at Deloitte Haskins and Sells, a public accounting firm, and then served on the staff of its national office until 1987. Mr. Antignas graduated from the University of California, Berkeley with a B.S. in Business Administration. He earned an M.B.A. from New York University. Mr. Antignas is also a degree candidate for a Master of International Affairs from Columbia University. He is a Certified Public Accountant.

Glen M. Kassan, Managing Director and operating partner of Steel Partners LLC — Mr. Kassan has been associated with Steel Partners LLC, a global management firm, and its affiliates since August 1999. He has served as a director of SL Industries, Inc., a designer and manufacturer of power electronics, power motion equipment, power protection equipment, and teleprotection and specialized communication equipment, since January 2002, its Chairman since May 2008, its Vice Chairman from August 2005 to May 2008 and its President from February 2002 to August 2005.  Mr. Kassan has served as a director of WHX Corporation, a holding company, since July 2005 and as its Vice Chairman, Chief Executive Officer and Secretary since October 2005. He served as the Vice President, Chief Financial Officer and Secretary of a predecessor entity of WebFinancial L.P., a diversified holding company with interests in a variety of businesses, from June 2000 until April 2007. Mr. Kassan has previously served as a director of American Magnetics Corporation, Damon Corporation, Puroflow Incorporated, Tandycrafts Inc., United Industrial Corporation and U.S. Diagnostic Labs, Inc. Mr. Kassan graduated from Northeastern University with a B.S. in Accounting. He earned a J.D. from Brooklyn Law School and an LLM in Taxation from New York University School of Law. Mr. Kassan is a Certified Public Accountant.

John McNamara, Managing Director-Head Capital Markets and investment professional of Steel Partners LLC — Mr. McNamara has been associated with Steel Partners LLC a global management firm, and its affiliates since May 2006. Mr. McNamara currently serves as a director of the Fox and Hound Restaurant Group, an entertainment restaurant group, since April 2008, SL Industries, Inc., a designer and manufacturer of power electronics, power motion equipment, power protection equipment, and teleprotection and specialized communication equipment, since May 2008 and WHX Corporation, a holding company, since February 2008. He served as a director and the CEO of a predecessor entity of WebFinancial L.P., a diversified holding company with interests in a variety of businesses from June 2008 to December 2008. From 1995 until April 2006 Mr. McNamara served in various capacities at Imperial Capital, an investment banking firm, where his last position was Managing Director and Partner. As a member of Imperial Capital’s Corporate Finance Group, he provided advisory services for middle market companies in the areas of mergers and acquisitions, restructurings and financings. From 1988 to 1995, Mr. McNamara held various positions with Bay Banks, Inc., a commercial bank, where he served in lending and work-out capacities. Mr. McNamara graduated from Ithaca College with a B.S. in Economics.

John J. Quicke, Managing Director and operating partner of Steel Partners LLC — Mr. Quicke has been associated with Steel Partners LLC, a global management firm, and its affiliates since September 2005. Mr. Quicke has served as a director of Adaptec, Inc., a storage solutions provider, since December 2007. He has served as a director of Collins Industries, Inc., a subsidiary of BNS Holding, Inc., a manufacturer of school buses, ambulances and terminal trucks, since October 2006.  He has served as Chairman of the Board of NOVT Corporation, a former developer of advanced medical treatments for coronary and vascular disease, from January 2008 and served as President and Chief Executive Officer of NOVT from April 2006 to November 2006. He has served as a director of WHX Corporation, a holding company, since July 2005 and as a Vice President since October 2005.  He served as a director of Angelica Corporation, a provider of health care linen management services, from August 2006 to July 2008. Mr. Quicke served as a director of Layne Christensen Company, a provider of products and services for the water, mineral construction and energy markets, from October 2006 to June 2007. Mr. Quicke served as a director, President and Chief Operating Officer of Sequa Corporation, a diversified industrial company, from 1993 to March 2004, and Vice Chairman and Executive Officer of Sequa from March 2004 to March 2005. As Vice Chairman and Executive Officer of Sequa, Mr. Quicke was responsible for the Automotive, Metal Coating, Specialty Chemicals, Industrial Machinery and Other Product operating segments of the company. From March 2005 to August 2005, Mr. Quicke occasionally served as a consultant to Steel Partners II, L.P. and explored other business opportunities. Mr. Quicke graduated from the University of Missouri with a B.S. in Business Administration. He is a Certified Public Accountant and a member of the AICPA.

Joshua Schechter, Managing Director and investment professional of Steel Partners LLC — Mr. Schechter has been associated with Steel Partners LLC, a global management firm, and its affiliates since June 2001. Mr. Schechter has been a director of Aderans Holdings Ltd., a manufacturer of hair care products, since August 2008. He served as a director of Jackson Products, Inc., a safety products manufacturer, from February 2004 to December 2007 and WHX Corporation, a holding company, from July 2005 to February 2008.  Mr. Schechter from 1998 to 2001 held various positions in the Corporate Finance Group of Imperial Capital LLC, an investment banking firm. From 1997 to 1998, he was an Analyst with Leifer Capital Inc., an investment bank. From 1996 to 1997, Mr. Schechter was a Tax Consultant at Ernst & Young LLP. Mr. Schechter previously served as a director of Puroflow Incorporated. Mr. Schechter graduated from the University of Texas, Austin with both a B.B.A. in Accounting and a Master of Professional Accounting.

Luke Wiseman, Managing Director and investment professional of Steel Partners (UK) Limited — Mr. Wiseman has been associated with Steel Partners (UK) Limited, the London based research subsidiary of an affiliate of Steel Partners LLC, since April 2005. He has certain responsibilities related to the firm’s European investments. Since September 2006 he has served as a non-executive director of API plc, a packaging materials manufacturer.  Mr. Wiseman has served as director of Barbican Group Holdings, a property and casualty insurance and reinsurance company, since November 2007. From October 2000 to April 2005, Mr. Wiseman was an Analyst and Portfolio Manager at Carlson Capital, a Hedge Fund, where he managed an equity long/short portfolio of European consumer and industrial stocks. From 1998 to 2000, he was an Analyst with Donaldson Lufkin and Jenrette in London in equity research covering European retail stocks. From 1995 to 1998, Mr. Wiseman served in the European equity sales group of UBS Securities in London. From 1991 to 1994, he was with Tayrich Ltd., a privately owned commercial carpet distributor in the United Kingdom, where he served as a Board Member and was responsible for developing sales in continental Europe. From 1989 to 1991, he was with the Institutional Sales, European Markets area, of Morgan Stanley. From 1986 to 1988, he was with Hoare Govette, a brokerage firm in London where he worked in institutional equity sales. From December 2005 to September 2006 he was a non-executive director of Nettec plc.

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

We may pay fees or compensation to third parties for their efforts in introducing us to potential target businesses that we have not previously identified. Such fees or compensation may be calculated as a percentage of the dollar value of the transaction and/or may involve monthly retainer payments. We will seek to negotiate the lowest reasonable percentage fee consistent with the attractiveness of the opportunity and the alternatives, if any, that are then available to us. Payment of finder’s fees is customarily tied to completion of a transaction. Although it is possible that we may pay finder’s fees in the case of an uncompleted transaction, we consider this possibility to be extremely remote. In no event will we pay any of our officers or directors or any entity with which they or we are affiliated, including Steel Partners, any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of an initial business combination, other than reimbursement for out-of-pocket expenses, including travel expenses, and an aggregate of $10,000 per month for office space, secretarial and administrative services. In addition, none of our officers or directors or any entity with which they are affiliated, including Steel Partners, will receive any finder’s fee, consulting fees or any similar fees from any person or entity in connection with any initial business combination involving us other than any compensation or fees that may be received for any services provided following such initial business combination.

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

In evaluating a prospective target business, our management will consider a variety of criteria and guidelines, including the following:

•	financial condition and results of operations;

•	growth potential;

•	brand recognition and potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	stage of development of the business and its products or services;

•	existing distribution arrangements and the potential for expansion;

•	degree of current or potential market acceptance f the products or services;

•	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

•	impact of regulation on the business;

•	seasonal sales fluctuations and the ability to offset these fluctuations through other business combinations, introduction of new products, or product line extensions;

•	costs associated with effecting the business combination;

•	industry leadership, sustainability of market share and attractiveness of market sectors in which target business participates;

•	degree to which Steel Partners professionals have investment and operating experience and have had success in the target business’s industry; and

•	macro competitive dynamics in the industry within which each company competes.

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

Conversion rights

At the time we seek stockholder approval of our initial business combination, we will offer our public stockholders the right to have their shares of common stock converted to cash if they vote against the business combination and the business combination is approved and completed. Stockholders who wish to exercise their conversion rights must (i) vote against the business combination, (ii) demand that the company convert their shares into cash, (iii) continue to hold their shares through the closing of the business combination and (iv) then deliver their shares to our transfer agent. In lieu of delivering their certificate, shareholders may deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. The actual per-share conversion price will be equal to the aggregate amount then on deposit in the trust account (before payment of deferred underwriting discounts and commissions and including accrued interest, net of any income taxes payable on such interest, which shall be paid from the trust account, and net of interest income of up to $3.5 million previously released to us to fund our working capital requirements), calculated as of two business days prior to the consummation of the proposed initial business combination, divided by the number of shares sold in our initial public offering. The per-share conversion price is expected to be approximately $9.87, or $0.13 less than the per-unit offering price of $10.00. A public stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed initial business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against our initial business combination and our initial business combination is approved and completed. If stockholders vote against our initial business combination but do not properly exercise their conversion rights, such stockholders will not be able to convert their shares of common stock into cash at the conversion price. Additionally, we may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time we send out our proxy statement through the vote on the business combination (which we intend would be a minimum interval of 20 days) to tender his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, because we do not have any control over this process, it may take significantly longer than we anticipated. Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to convert. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the stock in the market. If the price rose above the conversion price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. Thus, the conversion right, to which stockholders were aware they needed to commit before the stockholder meeting, would survive past the consummation of the business combination until the converting holder delivered his certificate. For the avoidance of any doubt we will not allow the traditional method of conversion for a blank check company. The requirement for physical or electronic delivery prior to the meeting ensures that a converting holder’s election to convert is irrevocable once the business combination is approved. There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $35 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights to tender their shares prior to the meeting — the need to deliver shares is a requirement of conversion regardless of the timing of when such delivery must be effectuated. Accordingly, assuming a business combination is approved, the exercise of conversion rights would not result in any increased cost to shareholders when compared to the traditional process. However, if a business combination is not approved, shareholders will have incurred additional costs that they would not have otherwise incurred as a result of having already converted their shares.

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

We expect the conversion price to be approximately $9.87 per share. As this amount is lower than the $10.00 per unit offering price and it may be less than the market price of a share of our common stock on the date of conversion, there may be a disincentive to public stockholders to exercise their conversion rights.

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

We will continue to seek to consummate an initial business combination until October 10, 2009. If we are unable to complete a business combination, we will automatically dissolve and as promptly as practicable thereafter adopt a plan of distribution in accordance with Section 281(b) of the Delaware General Corporation Law. Section 278 provides that our existence will continue for at least three years after its expiration for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against us, and of enabling us gradually to settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to our stockholders any remaining assets, but not for the purpose of continuing the business for which we were organized. Our existence will continue automatically even beyond the three-year period for the purpose of completing the prosecution or defense of suits begun prior to the expiration of the three-year period, until such time as any judgments, orders or decrees resulting from such suits are fully executed. Section 281(b) will require us to pay or make reasonable provision for all then-existing claims and obligations, including all contingent, conditional, or unmatured contractual claims known to us, and to make such provision as will be reasonably likely to be sufficient to provide compensation for any then-pending claims and for claims that have not been made known to us or that have not arisen but that, based on facts known to us at the time, are likely to arise or to become known to us within 10 years after the date of dissolution. Under Section 281(b), the plan of distribution must provide for all of such claims to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. If there are insufficient assets, the plan must provide that such claims and obligations be paid or provided for according to their priority and, among claims of equal priority, ratably to the extent of legally available assets. Any remaining assets will be available for distribution to our stockholders.

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

The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of our stockholders, and we therefore cannot assure you that the actual per-share liquidation price will not be less than approximately $9.87, the conversion price based upon restricted amounts held in trust at December 31, 2008. Although prior to completion of our initial business combination, we will seek to have all third parties (including any vendors or other entities we engage) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. We have not engaged any such third parties or asked for or obtained any such waiver agreements at this time. It is also possible that such waiver agreements would be held unenforceable, and there is no guarantee that the third parties would not otherwise challenge the agreements and later bring claims against the trust account for monies owed them. If a target business or other third party were to refuse to enter into such a waiver, we would enter into discussions with such target business or engage such other third party only if our management determined that we could not obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to enter into such a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

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

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you that we will be able to return at least approximately $9.87 per share to our public stockholders.

A public stockholder will be entitled to receive funds from the trust account only in the event that we do not consummate an initial business combination or if the stockholder converts its shares into cash after voting against an initial business combination that is actually completed by us and exercising its conversion rights. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. Prior to our completing an initial business combination or liquidating, we are permitted to have released from the trust account only (i) interest income to pay income taxes on interest income earned on the trust account balance and (ii) interest income earned of up to $3.5 million to fund our working capital requirements.

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

Our amended and restated certificate of incorporation requires that prior to the consummation of our initial business combination we obtain unanimous consent of our stockholders to amend these provisions. However, the validity of unanimous consent provisions under Delaware law has not been settled. A court could conclude that the unanimous consent requirement constitutes a practical prohibition on amendment in violation of the stockholders’ statutory rights to amend the corporate charter. In that case, these provisions could be amended without unanimous consent, and any such amendment could reduce or eliminate the protection these provisions afford to our stockholders. However, we view all of the foregoing provisions as obligations to our stockholders (subject to any fiduciary obligations our management or board may have). In addition, we believe we have an obligation in every case to structure our initial business combination so that not less than 30% of the shares sold in our initial public offering (minus one share) have the ability to be converted to cash by public stockholders exercising their conversion rights and the business combination will still go forward

Competition

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

We may not be able to consummate our initial business combination, in which case we would be forced to dissolve and liquidate.

We must complete our initial business combination with one or more target businesses that have a fair market value of at least 80% of the sum of the amount held in our trust account at the time of the initial business combination plus the proceeds of the co-investment at the time of our initial business combination (excluding deferred underwriting discounts and commissions of approximately $17.3 million). If we fail to consummate a business combination, we will be forced to dissolve and liquidate. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of an initial business combination.

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

Our amended and restated certificate of incorporation requires that prior to the consummation of our initial business combination we obtain unanimous consent of our stockholders to amend these provisions. However, the validity of unanimous consent provisions under Delaware law has not been settled. A court could conclude that the unanimous consent requirement constitutes a practical prohibition on amendment in violation of the stockholders’ statutory rights to amend the corporate charter. In that case, these provisions could be amended without unanimous consent, and any such amendment could reduce or eliminate the protection these provisions afford to our stockholders. However, we view all of the foregoing provisions as obligations to our stockholders (subject to any fiduciary obligations our management or board may have). In addition, we believe we have an obligation in every case to structure our initial business combination so that not less than 30% of the shares sold in our initial public offering (minus one share) have the ability to be converted to cash by public stockholders exercising their conversion rights and the business combination will still go forward.

If third parties bring claims against us, or if we go bankrupt, the proceeds held in trust could be reduced and the per-share liquidation price received by you will be less than approximately $9.87 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although prior to completion of our initial business combination, we will seek to have all third parties (including any vendors or other entities we engage) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. It is possible that such waiver agreements would be held unenforceable and there is no guarantee that the third parties would not otherwise challenge the agreements and later bring claims against the trust account for monies owed them. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust could be subject to claims that would take priority over the claims of our public stockholders and, as a result, the per-share liquidation price could be less than approximately $9.87, the conversion price based upon restricted amounts held in trust at December 31, 2008. SP Acq LLC and Mr. Lichtenstein have agreed that they will be liable to the company if and to the extent claims by third parties reduce the amounts in the trust account available for payment to our stockholders in the event of a liquidation and the claims are made by a vendor for services rendered, or products sold, to us or by a prospective business target. However, the agreement entered into by SP Acq LLC and Mr. Lichtenstein specifically provides for two exceptions to the indemnity given: there will be no liability (1) as to any claimed amounts owed to a third party who executed a legally enforceable waiver, or (2) as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Furthermore, there could be claims from parties other than vendors, third parties with which we entered into a contractual relationship or target businesses that would not be covered by the indemnity from SP Acq LLC and Mr. Lichtenstein, such as shareholders and other claimants who are not parties in contract with us who file a claim for damages against us. To the extent that SP Acq LLC and Mr. Lichtenstein refuse to indemnify us for a claim we believe should be indemnified, our officers and directors by virtue of their fiduciary obligations will be obligated to bring a claim against SP Acq LLC and Mr. Lichtenstein to enforce such indemnification. Based on representations as to its status as an accredited investor (as such term is defined in Regulation D under the Securities Act), we currently believe that SP Acq LLC and Mr. Lichtenstein are capable of funding their indemnity obligations, even though we have not asked them to reserve for such an eventuality. We cannot assure you, however, that they would be able to satisfy those obligations.

In addition, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you that we will be able to return at least approximately $9.87 per share to our public stockholders.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, private equity funds and public and private companies (including blank check companies like ours). Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. In addition, the fact that only a limited number of blank check companies have completed a business combination may be an indication that there are only a limited number of attractive target businesses available to such entities or that many privately held target businesses may not be inclined to enter into business combinations with publicly held blank check companies like ours. Further:

•	our obligation to seek shareholder approval of a business combination may materially delay the consummation of a transaction;

•
our obligation to convert into cash up to 30% of the shares of common stock held by public stockholders (minus one share) in certain instances may materially reduce the resources available for a business combination; and

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

•
the amount of cash that we will have available to be used as consideration in connection with our initial business combination will be directly affected by the amount of cash we must use to convert into cash the number of shares of common stock owned by public stockholders who elect to exercise their conversion rights, we will be required to seek additional financing. We cannot assure you that such financing will be available on acceptable terms, if at all. If additional financing is unavailable to consummate a particular business combination, we would be compelled to restructure or abandon the business combination and seek an alternative target business.

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

Even if we do not need additional financing to consummate an initial business combination, we may require additional capital — in the form of debt, equity, or a combination of both — to operate or grow any potential business we may acquire. There can be no assurance that we will be able to obtain such additional capital if it is required. If we fail to secure such financing, this failure could have a material adverse effect on the operations or growth of the target business. Other than the co-investment, none of our officers or directors or any other party is required to provide any financing to us in connection with, or following, our initial business combination.

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

We have entered into a business opportunity right of first review agreement with Mr. Lichtenstein and Steel Partners II GP LLC (formerly Steel Partners, L.L.C.) that provides that from the date of our initial public offering until the earlier of the consummation of our initial business combination or our liquidation in the event we do not consummate an initial business combination, we will have a right of first review with respect to business combination opportunities of Steel Partners relating to companies that are not publicly traded on a stock exchange or over-the-counter market with an enterprise value of between $300 million and $1.5 billion. However, this right of first review does not apply to companies targeted for acquisition by any businesses in which Steel Partners II, L.P. directly or indirectly has an investment (including Steel Partners Japan Strategic Fund (Offshore), L.P. or businesses headquartered in or organized under the laws of China. Currently, members of our management team are officers or directors of the following entities in which Steel Partners II, L.P., directly or indirectly, has an investment: Adaptec, Inc., BNS Holding, Inc., Collins Industries, Inc., CoSine Communications, Inc., Del Global Technologies Corp., Gateway Industries, Inc., GenCorp, Inc., Nathan’s Famous Inc., NOVT Corporation, Point Blank Solutions, Inc., Rowan Companies, Inc., SL Industries, Inc., Vector Group Ltd., WebBank, WebFinancial L.P. and WHX Corporation. In addition, such members of our management team could in the future become officers or directors of other entities in which Steel Partners II, L.P., directly or indirectly, has an investment. Due to those existing and future affiliations, members of our management team and our directors may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest. Accordingly, members of our management team may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

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

In order to meet our disclosure and financial reporting obligations under the federal securities laws, and in order to develop and seek to execute strategic plans for how we can increase the profitability of a target business, realize operating synergies or capitalize on market opportunities, we must conduct a due diligence investigation of one or more target businesses. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. We may have limited time to conduct such due diligence due to the provision in our Certificate of Incorporation that we complete our initial business combination by October 10, 2009. Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will uncover all material issues relating to a particular target business, or that factors outside of the target business and outside of our control will not later arise. If our diligence fails to identify issues specific to a target business or the environment in which the target business operates, we may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

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

The NYSE Alternext US may delist our securities, which could limit investors’ ability to transact in our securities and subject us to additional trading restrictions.

While our securities are currently listed on the NYSE Alternext US, we cannot assure you that our securities will continue to be listed. Additionally, it is likely that the NYSE Alternext US would require us to file a new initial listing application and meet its initial listing requirements, as opposed to its more lenient continued listing requirements, at the time of our initial business combination. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE Alternext US does not list our securities, or subsequently delists our securities from trading, we could face significant consequences, including:

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

In addition, we would no longer be subject to NYSE Alternext US rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards.

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

ITEM 1B.   Unresolved Staff Comments

Not applicable

ITEM 2.   Properties

We currently maintain our executive offices at 590 Madison Avenue, 32nd Floor, New York, New York 10022. The cost for this space is included in the $10,000 per-month fee described above that Steel Partners, Ltd. charge us for office space, administrative services and secretarial support from the consummation of our initial public offering until the earlier of our consummation of a business combination or our liquidation. Prior to the consummation of our initial public offering, Steel Partners, Ltd. provided us with office space, administrative services and secretarial support at no charge. We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee that will be charged by Steel Partners, Ltd. is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3.   Legal Proceedings

None

ITEM 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

PART II
ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our equity securities trade on the NYSE Alternext US. Each of our units consists of one share of common stock and one warrant and trades on the NYSE Alternext US under the symbol “DSP.U.” On November 2, 2007, the warrants and common stock underlying our units began to trade separately on the NYSE Alternext US under the symbols “DSP.WS” and “DSP,” respectively. Each warrant entitles the holder to purchase one share of our common stock at a price of $7.50 commencing on the consummation of a business combination, provided that there is an effective registration statement covering the shares of common stock underlying the warrants in effect. The warrants expire on October 10, 2012, unless earlier redeemed.

The following table sets forth, for the calendar quarters indicated, the high and low sales price of our units, common stock and warrants as reported on the NYSE Alternext US.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
Fourth Quarter of year ended December 31, 2007 (from October 10, 2007)	$10.20	$9.76	$9.25	$9.00	$1.00	$0.85
First Quarter of year ended December 31, 2008	10.25	9.78	9.34	9.10	0.94	0.56
Second Quarter of year ended December 31, 2008	9.95	9.70	9.37	9.11	0.75	0.54
Third Quarter of year ended December 31, 2008	9.95	9.02	9.44	9.10	0.60	0.26
Fourth Quarter of year ended December 31, 2008	$9.50	$8.77	$9.29	$8.60	$0.30	$0.05

Holders of Common Equity

On March 9, 2009, there were eight holders of record of our common stock, one holder of record of our units and eight holders of record of our warrants. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.

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

            None

Securities Authorized for Issuance under Equity Compensation Plans

We have no compensation plans under which equity securities are authorized for issuance.

Use of Proceeds from our Initial Public Offering

On October 16, 2007, we closed our initial public offering of 40,000,000 units with each unit consisting of one share of common stock and one warrant, each to purchase one share of our common stock at a price of $7.50 per share. On October 31, 2007, the underwriters purchased an additional 3,289,600 units pursuant to an over-allotment option. All of the units registered were sold at an offering price of $10.00 per unit and generated gross proceeds of $432,896,000. The securities sold in our initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-142696). The SEC declared the registration statement effective on October 10, 2007. UBS Investment Bank acted as sole bookrunning manager and representative of Ladenburg Thalmann & Co. Inc. and Jefferies & Company.

We received net proceeds of $426,909,120 from our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option). Of those net proceeds, approximately $17,315,840 is attributable to the deferred underwriters’ discount. We retained $1,000,000 of the proceeds to pay offering expenses and for working capital purposes and deposited $425,909,120 into the Trust account. The funds in the Trust account will be part of the funds distributed to our public stockholders in the event we are unable to complete a business combination. Unless and until a business combination is consummated, and except for a portion of the interest earned on the funds in the Trust account that is available to the Company, the proceeds held in the Trust account will not be available to us. The net proceeds deposited into the Trust account remain on deposit in the Trust account and earned $9,320,699 in interest through December 31, 2008. Pursuant to the terms of the investment management trust agreement, $3,500,000 of Trust interest income has been released to the Company for working capital through December 31, 2008. Through December 31, 2008, the Company has paid a total of $4,525,000 in taxes, of which the $4,525,000 has been reimbursed by the Trust.  The balance in the Trust account plus restricted cash not held in trust at December 31, 2008 was $427,314,154.

ITEM 6.   Selected Financial Data

The following table summarizes the relevant financial data for our business and should be read with our financial statements, which are included in this report.

Statement of Income Data:	For the year ended December 31, 2008	For the period from February 14, 2007 (date of inception) to December 31, 2007
Formation and operating costs	$1,052,648	$264,373
Loss from operations	(1,052,648)	(264,373)
Interest income	6,413,995	2,950,473
Interest expense	6,146	9,435
Income before income taxes	5,355,201	2,676,665
Provision for income taxes	(3,156,565)	(1,210,372)
Net income	2,198,636	1,466,293
Deferred interest, attributable to common stock subject to possible conversion	(421,510)	—
Net income attributable to common stock	$1,777,126	$1,466,293
Net income per common share, basic and diluted	$0.04	$0.09
Shares used in computing net income per share, basic and diluted	41,125,121	17,245,726

Balance Sheet Data:	As of December 31, 2008	As of December 31, 2007
Working capital (1)	$2,189,291	$1,270,283
Total assets	429,776,214	428,945,449
Total liabilities	17,588,609	18,956,480
Value of common stock which may be redeemed for cash at conversion value	127,772,726	127,772,726
Deferred interest, attributable to common stock subject to possible conversion	421,510	—
Stockholders’ equity	283,993,369	282,216,243

(1)	Does not include deferred underwriters’ fee of $17,315,840 which will be paid from amounts held in trust only upon the consummation of a business combination.

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

Results of Operations and Known Trends Or Future Events

We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination, at the earliest. We will continue to generate non-operating income in the form of interest income on cash and cash equivalents. Net income for the year ended December 31, 2008 was $2,198,636, which consisted of $ 6,413,995 in interest income, partially offset by $1,052,648 in loss from operations, $6,146 in interest expense and $3,156,565 in income taxes and capital based taxes.  Net income for the period from February 14, 2007 (inception) through December 31, 2007 was $1,466,293, which consisted of $2,950,473 in interest income, partially offset by $264,373 in formation and operating expenses, $9,435 in interest expense and $1,210,372 in taxes on income.  Net income for the period from February 14, 2007 (inception) through December 31, 2008 was $3,664,929, which consisted of $9,364,468 in interest income partially offset by $1,317,021 in formation and loss from operations, $15,581 in interest expense and $4,366,937 in taxes on income. Through December 31, 2008, we did not engage in any significant operations.  Our entire activity from inception through December 31, 2008 was to prepare for our initial public offering and begin the identification of and negotiations with a suitable business combination candidate.

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

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

Liquidity and Capital Resources

The net proceeds from (i) the sale of the units in our initial public offering (including the underwriters’ over-allotment option), after deducting offering expenses of $1,095,604 and underwriting discounts and commissions of $30,302,720, together (ii) with $7,000,000 from SP Acq LLC’s investment in the additional founder’s warrants, were $408,497,676. We expect that most of the proceeds held in the Trust account will be used as consideration to pay the sellers of a target business or businesses with which we ultimately complete our initial business combination. Due to the unavailability of short-term U.S. Treasury Bills because of the dislocation in the financial markets, as of December 31, 2008, assets of $426,754,319 held in the Trust account were held in a 100% FDIC guaranteed non-interest bearing account at JP Morgan Chase Bank, N.A.  On January 12, 2009, $426,744,177 of the assets held in the Trust were invested in U.S. Treasury Bills, bearing a per annum interest rate of 0.04% which matured on March 5, 2009. On March 5, 2009, $426,459,219 of the assets held in the Trust were invested in U.S. Treasury Bills, bearing a per annum interest rate of 0.21% and maturing on May 7, 2009. We expect to use substantially all of the net proceeds of our initial public offering not in the Trust account to pay expenses in locating and acquiring a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating our initial business combination. To the extent that our capital stock or debt financing is used in whole or in part as consideration to effect our initial business combination, any proceeds held in the Trust account as well as any other net proceeds not expended will be used to finance the operations of the target business.

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

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in Note B to the financial statements.  However, certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgment by management.  As a result, the financial statements are subject to an inherent degree of uncertainty.  In applying those policies, management used its judgment to determine the appropriate assumptions to be used in the determination of certain estimates.  During the year ended December 31, 2008, the Company recorded a full valuation allowance for its deferred tax assets, as the Company determined that it no longer met the more likely than not realization criteria of SFAS 109.  These estimates are based on the Company’s historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate.

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2008, our efforts were limited to organizational activities and activities relating to our initial public offering. Since our initial public offering, we have been identifying possible acquisition candidates. We have neither engaged in any operations nor generated any revenues other than interest income.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $418,909,120 of the net Offering proceeds, including $17,315,840 of the proceeds attributable to the underwriters’ deferred fees from the Offering, as well as $7,000,000 of the proceeds of the private placement of 7,000,000 additional founders warrants were placed in a trust account at JPMorgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of December 31, 2008, the balance in the trust account was $426,754,319. The proceeds held in trust have only been invested in U.S. Government securities having a maturity of 90 days or less or in money market funds which invest principally in either short term securities issued or guaranteed by the United States or having the highest rating from recognized credit rating agency or tax exempt municipal bonds issued by government entities located within the United States or otherwise meeting the conditions under Rule 2a-7 under the Investment Company Act. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. Due to the unavailability of short-term U.S. Treasury Bills because of the dislocation in the financial markets, as of December 31, 2008, assets in the Trust account of $426,754,319 were held in a 100% FDIC guaranteed non-interest bearing account at JP Morgan Chase Bank, N.A. On January 12, 2009, $426,744,177 of the assets held in the Trust were invested in U.S. Treasury Bills, bearing a per annum interest rate of 0.04%, which matured on March 5, 2009. On March 5, 2009, $426,459,219 of the assets held in the Trust were invested in U.S. Treasury Bills, bearing a per annum interest rate of 0.21% and maturing on May 7, 2009. A one percentage point change in the interest rate received on our cash of $426,754,319 at December 31, 2008 would result in an increase or decrease of up to approximately $1,000,000 in interest income over the following 90-day period. Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimate provided does not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2009 or additional actions the Company could undertake in response to changes in interest rates.

ITEM 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
SP Acquisition Holdings, Inc.

We have audited the accompanying balance sheets of SP Acquisition Holdings, Inc. (a corporation in the development stage) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008, for the period from February 14, 2007 (inception) to December 31, 2007, and for the period from February 14, 2007 (inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of SP Acquisition Holdings, Inc. (a corporation in the development stage) as of December 31, 2008 and 2007, and its results of operations and cash flows for the year ended December 31, 2008, for the period from February 14, 2007 (inception) to December 31, 2007, and for the period from February 14, 2007 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SP Acquisition Holdings, Inc.'s (a corporation in the development stage) internal control over financial reporting as of December 31, 2008, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2009 expressed an unqualified opinion thereon.

/s/ J.H. Cohn LLP

March 10, 2009

SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)

BALANCE SHEETS

	December 31, 2008	December 31, 2007
Current assets :
Cash and cash equivalents	$2,431,303	$1,317,688
Trust account, interest available for working capital and taxes:
Cash and cash equivalents held in trust account, interest available for working capital and taxes	—	989,183
Accrued interest receivable	—	469,705
Total trust account, interest available for working capital and taxes	—	1,458,888
Trust account attributable to deferred underwriter’s fee, restricted	17,315,840	17,315,840
Other receivable	—	26,323
Prepaid expenses	30,757	108,024
Total current assets	19,777,900	20,226,763

Non current assets :
Cash and cash equivalents, restricted	429,194	—
Trust account, restricted
Cash and cash equivalents held in Trust account	409,438,479	408,593,280
Tax overpayment due to Trust account	130,641	—
Trust account, restricted	409,569,120	408,593,280
Deferred tax assets	—	125,406
Total assets	$429,776,214	$428,945,449

Current liabilities :
Accounts payable	$22,743	$449,194
Note payable to affiliate	—	250,000
Advances payable to affiliate	5,132	26,818
Interest payable to affiliate	—	9,435
Accrued expenses	223,588	96,915
Income taxes payable	21,306	808,278
Other payables - deferred underwriters’ fee	17,315,840	17,315,840
Total current liabilities	17,588,609	18,956,480

Common stock, subject to possible conversion, 12,986,879 shares at conversion value:	127,772,726	127,772,726

Deferred interest, attributable to common stock subject to possible conversion	421,510	—

Commitments and contingencies:

Stockholders’ equity :
Preferred stock, $.001 par value; 1,000,000 authorized, none issued	—	—
Common stock, $.001 par value, 200,000,000 shares authorized; 54,112,000 shares issued and outstanding (including 12,986,879 shares subject to possible conversion)	41,125	41,125
Additional paid-in capital	280,287,315	280,708,825
Retained earnings accumulated during the development stage	3,664,929	1,466,293
Total stockholders’ equity	283,993,369	282,216,243
Total liabilities and stockholders’ equity	$429,776,214	$428,945,449

The accompanying notes are an integral part of these financial statements.

SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)

STATEMENTS OF INCOME

	For the Year Ended December 31, 2008	For the Period from February 14, 2007 (inception) to December 31, 2007	For the Period from February 14, 2007 (inception) to December 31, 2008
Formation and operating costs	$1,052,648	$264,373	$1,317,021
Loss from operations	(1,052,648)	(264,373)	(1,317,021)
Interest income – Trust	6,376,306	2,944,393	9,320,699
Interest income - other	37,689	6,080	43,769
Interest expense	(6,146)	(9,435)	(15,581)
Income before income taxes	5,355,201	2,676,665	8,031,866
Provision for income taxes	(3,156,565)	(1,210,372)	(4,366,937)
Net income	2,198,636	1,466,293	3,664,929
Deferred interest, attributable to common stock subject to possible conversion	(421,510)	—	(421,510)
Net income attributable to common stock	$1,777,126	$1,466,293	$3,243,419

Net income attributable to common stock per common share, basic and diluted	$0.04	$0.09

Weighted average number of common shares outstanding - excluding shares subject to possible conversion, basic and diluted	41,125,121	17,245,726

The accompanying notes are an integral part of these financial statements.

SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2008	For the Period from February 14, 2007 (inception) to December 31, 2007	For the Period from February 14, 2007 (inception) to December 31, 2008
Cash flows from operating activities:
Net income	$2,198,636	$1,466,293	$3,664,929
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax assets	125,406	(125,406)	-
Changes in operating asset and liability accounts:
Accrued interest receivable	469,705	(469,705)	-
Other receivable	26,323	(26,323)	-
Prepaid expenses	77,267	(108,024)	(30,757)
Accounts payable	(42,460)	65,203	22,743
Advances payable to affiliate	(21,686)	26,818	5,132
Interest payable to affiliate	(9,435)	9,435	-
Accrued expenses	126,673	96,915	223,588
Income taxes payable	(786,972)	808,278	21,306
Net cash provided by operating activities	2,163,457	1,743,484	3,906,941

Cash flows from investing activities:
Cash and cash equivalents, restricted	(429,194)	-	(429,194)
Cash and cash equivalents held in Trust account, interest available for working capital and taxes	989,183	(989,183)	-
Trust account, restricted	(975,840)	(425,909,120)	(426,884,960)
Net cash used in investing activities	(415,851)	(426,898,303)	(427,314,154)

Cash flows from financing activities:
Proceeds from issuance of founder’s units	-	25,000	25,000
Proceeds from issuance of additional founder’s warrants	-	7,000,000	7,000,000
Proceeds from note payable to affiliate	-	250,000	250,000
Repayment of note payable to affiliate	(250,000)	-	(250,000)
Proceeds from initial public offering	-	432,896,000	432,896,000
Payment of offering costs	(383,991)	(13,698,493)	(14,082,484)
Net cash provided by (used in) financing activities	(633,991)	426,472,507	425,838,516
Net increase in cash and cash equivalents	1,113,615	1,317,688	2,431,303
Cash and cash equivalents at the beginning of the period	1,317,688	-	-
Cash and cash equivalents at the end of the period	$2,431,303	$1,317,688	$2,431,303
Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accounts payable	$-	$383,991	$383,991
Accrual of deferred underwriters’ discount	$-	$17,315,840	$17,315,840
Cash payments for Federal, state and local income taxes	$3,997,500	$527,500	$4,525,000

The accompanying notes are an integral part of these financial statements.

SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Common Stock Amount	Additional Paid- in Capital	Retained Earnings Accumulated During the Development Stage	Total Stockholders’ Equity
Proceeds from founder’s units issued at $0.003 per unit on March 22, 2007	7,500,000	$7,500	$17,500	$—	$25,000
Unit dividend of 0.15 units issued for each outstanding share of common stock declared on August 8, 2007	1,125,000	1,125	(1,125)	—	—
Unit dividend of one third of a unit issued for each outstanding share of common stock declared on September 4, 2007	2,875,000	2,875	(2,875)	—	—
Proceeds from issuance of 40,000,000 units, net of underwriters’ commissions and offering expenses of $29,030,049 at $10.00 per unit on October 16, 2007	40,000,000	40,000	370,929,951	—	370,969,951
Net proceeds subject to possible conversion of 11,999,999 shares	(11,999,999)	(12,000)	(118,187,990)		(118,199,990)
Proceeds from issuance of 7,000,000 warrants on October 16, 2007	—	—	7,000,000	—	7,000,000
Proceeds from issuance of 3,289,600 units, net of underwriters’ commissions and offering expenses of $2,368,275 at $10.00 per unit on October 31, 2007	3,289,600	3,290	30,524,435	—	30,527,725
Net proceeds subject to possible conversion of 986,880 shares	(986,880)	(987)	(9,571,749)	—	(9,572,736)
Founder’s Units forfeited on October 31, 2007	(677,600)	(678)	678
Net income				1,466,293	1,466,293
Balances at December 31, 2007	41,125,121	$41,125	$280,708,825	$1,466,293	$282,216,243
Deferred interest, attributable to common stock subject to possible conversion	—	—	(421,510)	—	(421,510)
Net income	—	—	—	2,198,636	2,198,636
Balances at December 31, 2008	41,125,121	$41,125	$280,287,315	$3,664,929	$283,993,369

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

A total of $425,909,120 (or approximately $9.84 per share), including $371,000,000 of the net proceeds from the Offering, $7,000,000 from the sale of warrants to the founding shareholders (see Note D), $30,593,280 of net proceeds of the over allotment issuance and $17,315,840 of deferred underwriting discounts and commissions, has been placed in a trust account at JPMorgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company as trustee (the “Trust”) which is to be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Except for up to $3,500,000 of Trust interest income to be released to the Company to fund expenses relating to investigating and selecting a target business and other working capital requirements, and any additional amounts needed to pay income taxes on the Trust earnings, the proceeds held in the Trust will not be released from the Trust until the earlier of the completion of the Company’s Initial Business Combination or the liquidation of the Company. As of December 31, 2008, the balance in the Trust account plus restricted cash and cash equivalents not held in the Trust account was $427,314,154. Through December 31, 2008, the Trust has released $3,500,000 of interest income to the Company and the Company has paid a total of $4,525,000 in taxes of which $4,525,000 has been reimbursed by the Trust.

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

In the event the Company does not consummate a Business Combination, the proceeds held in the Trust, including the unpaid portion of the underwriters’ commission (See Note D) will be distributed to the Company’s public stockholders (excluding SP Acq LLC, Steel Partners II, L.P. and Anthony Bergamo, Ronald LaBow, Howard M. Lorber, Leonard Toboroff and S. Nicholas Walker, each a director of the Company), to the extent of their pre-Offering stock holdings.

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Development Stage Company:

The Company complies with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

As indicated in the accompanying financial statements, the Company has incurred substantial organizational, legal, accounting and offering costs in the pursuit of its financing and acquisition plans and expects to incur additional costs in pursuit of its acquisition plans. As of December 31, 2008, the Company had cash on hand of $2,431,303 as well as an aggregate of $427,314,154 of funds held in Trust and restricted cash and cash equivalents. Under terms of the investment management trust agreement, up to $3,500,000 of interest may be released to the Company in such amounts and such intervals as we request, subject to availability. At December 31, 2008, $3,500,000 of Trust interest has been released to the Company. Management has reviewed its cash requirements as of December 31, 2008 and believes that its cash on hand, along with the funds available to it from the interest income from the Trust (See Note A) is sufficient to cover its expenses for the next twelve months.

There is no assurance that the Company’s plan to complete a Business Combination will be successful.

2.   Cash and cash equivalents:

The Company considers investments with a maturity of three months or less when purchased to be cash equivalents.

3.   Common Stock and Unit Dividends:

Each share of common stock has one vote. As discussed in Note F, on August 8, 2007, the Company declared a unit dividend of 0.15 units for each unit outstanding and on September 4, 2007 declared a unit dividend of one third of a unit for each unit outstanding. All of the unit holders agreed to transfer their units due them with respect to these dividends to SP Acq LLC. Such stock dividends are presented as if they were stock splits and presented retroactively for each period presented. All unit amounts outstanding reflect such dividends, except for weighted average shares outstanding as discussed in Note B-4.

4.   Net Income Per Common Share:

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) is computed by dividing earnings by the weighted average number of common shares outstanding for the period. Common shares subject to possible conversion of 12,986,879 have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive warrants and other potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. In accordance with SFAS No. 128, the Company has not considered the effect of its 61,112,000 outstanding Warrants in the calculation of diluted earnings per share since the exercise of the Warrants is contingent upon the occurrence of future events.

5.   Reclassification:

The Company reclassified certain prior amounts to conform to the current periods presentation.  The Company reclassified amounts held in trust from current assets to long-term assets with the exception of amounts held in trust that are currently available for current operations of the Company.  These reclassifications had no effect on the results reported for the year ended December 31, 2007.

6.   Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, exceeds the Federal Depository Insurance Corporation and the Securities Investor Protection Corporation limits. Management believes the risk of loss to be minimal.

7.   Fair Value of Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximate the carrying amounts represented in the balance sheet because of their short term maturities.

 8.   Cash and Cash Equivalents-Restricted:

Pursuant to the terms of the investment management trust agreement, The Company is permitted to have released from the Trust account interest income to pay income taxes on interest income earned on the Trust account balance.  As of December 31, 2008, the Company transferred excess amounts from the Trust account totaling $429,194 for the payment of Federal estimated taxes due on January 15, 2009.  These amounts are reflected as cash and cash equivalents, restricted in the accompanying balance sheet.

9.   Trust Account-Restricted:

The Company considers the restricted portion of the funds held in the Trust Account to be a non-current asset.  A current asset is one that is reasonably expected to be used to pay current liabilities, such as accounts payable or short-term debt or to pay current operating expenses, or will be used to acquire other current assets.  Since the acquisition of a business is principally considered to be for a long-term purpose, with long-term assets such as property and tangible assets typically being a major part of the acquired assets, the Company has reported the funds anticipated to be used in the acquisition as a non-current asset.

10.   Income Taxes:

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

In December 2007, the FASB issued Statement No.160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

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

The Company has incurred an underwriters’ fee of 7% of the gross offering proceeds in connection with the completion of the Offering and the over-allotment. Of this fee, $12,000,000 and $986,880 were paid at the closing of the Offering and over-allotment on October 16, 2007 and October 31, 2007, respectively, and $17,315,840 is held in the Trust and will be paid to the underwriters in connection with the consummation of a Business Combination. As of December 31, 2008, the remaining underwriting commitment of $17,315,840 is included as Other Payables - deferred underwriters’ fee.

NOTE D — RELATED PARTY TRANSACTIONS

SP Acq LLC purchased 11,500,000 of the Company’s founder’s units subject to the terms of the Founder’s Unit Purchase Agreement (the “Purchase Agreement”) date March 30, 2007 and the Founder’s Unit Adjustment Agreement (the “Adjustment Agreement”) dated August 8, 2007, each consisting of one common share and one warrant to purchase a common share, for a price of $25,000 in a private placement. The units are identical to those sold in the Offering, except that SP Acq LLC, Steel Partners II, L.P., and Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker agreed to vote their founder’s shares in the same manner as a majority of the public stockholders who vote at the special or annual meeting called for the purpose of approving the Company’s Business Combination. As a result, they will not be able to exercise conversion rights with respect to the founder’s shares if the Company’s Business Combination is approved by a majority of its public stockholders. The founder’s shares included therein will not participate with the common stock included in the units sold in the Offering in any liquidating distribution. The founder’s units, including the founder’s shares and initial founder’s warrants may not be sold or transferred until at least one year after the completion of a Business Combination.

The agreements referred to above provide for the Founders to maintain a 20% interest in the Company after taking into consideration the number of units ultimately sold in the initial public offering (“IPO”). In order for the founders to hold the number of shares necessary to maintain a 20% interest in the Company, 677,600 units were forfeited and cancelled on the date of the IPO, leaving the founders with 10,822,400 or 20% of 54,112,000 units outstanding at that time. The Company accounted for the transaction employing the price associated with the original sale because in the opinion of management, the adjustment in the number of shares was contemplated in the Purchase Agreement and Adjustment Agreement entered into prior to the IPO.

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

On March 28, 2007, the Company issued a $250,000 unsecured promissory note to Steel Partners, Ltd., an affiliate of SP Acq LLC and the Company. This note bears interest at a rate of 5% per annum, is unsecured and principal and interest payments was due on December 31, 2007. Steel Partners Ltd. confirmed on May 7, 2008 that the promissory note was not in default and that the payment may be made on or before December 31, 2008. Interest payable of $15,581 had been accrued on this note through June 27, 2008, at which time the note and accrued interest were paid in full.

Advances payable of $5,132 and $26,818 at December 31, 2008 and 2007, respectively, relate to certain costs paid by Steel Partners, Ltd. on behalf of the Company. The Company intends to repay such advances and thus such amounts are reflected as a liability to affiliate. None of the officers and directors of the Company received compensation for their services to the Company.  The Company repaid the advance on January 8, 2009.

The Company presently occupies office space provided by Steel Partners, Ltd. Steel Partners, Ltd. has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office, administrative and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay Steel Partners, Ltd. $10,000 per month for such services that commenced on October 16, 2007. The Company has incurred $120,000 and $25,000 for such services through December 31, 2008 and 2007, respectively, of which $60,000 and $25,000 are included in accrued expenses at December 31, 2008 and 2007, respectively.  The Company remitted payment of $60,000 to Steel Partners, Ltd on January 8, 2009.

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

Steel Partners II, L.P., has entered into an agreement with the Company requiring it to purchase 3,000,000 units (“co-investment units”) at a price of $10 per unit (an aggregate price of $30,000,000) from the Company in a private placement that will occur immediately prior to the Company’s consummation of a Business Combination. These private placement units will be identical to the units sold in the Offering. It has also agreed that these units will not be sold, transferred, or assigned until at least one year after the completion of the Business Combination. In the event that Steel Partners II, L.P. does not purchase the co-investment units, SP Acq LLC, Steel Partners II, L.P. and the directors who purchased founder’s units have agreed to surrender and forfeit their founder’s units and additional founder’s warrants to the Company, provided however that such surrender and forfeiture will not be required if SP Acq LLC purchases the co-investment units. In such event, Steel Partners II, L.P. has agreed to transfer its founder’s units to SP Acq LLC. None of the co-investment units have been issued by the Company as of December 31, 2008.

NOTE E — PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares have been issued as of December 31, 2008.

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

NOTE G — WARRANTS

The following table presents warrants outstanding:

	December 31, 2008	December 31, 2007

Initial Founder’s Warrants	10,822,400	10,822,400
Additional Founder’s Warrants	7,000,000	7,000,000
Public Warrants	43,289,600	43,289,600
Totals	61,112,000	61,112,000

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

Public warrants entitle the holder to purchase from the Company one share of common stock for each warrant at an exercise price of $7.50 commencing on the completion of a Business Combination with a target business, and will expire five years from the date of the prospectus. The warrants are redeemable at the option of the Company at a price of $0.01 per warrant upon 30 days prior notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. The warrants will not be exercisable and the Company will not be obligated to issue shares of common stock upon exercise of the warrants by a holder unless, at the time of such exercise, an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. Although the Company has undertaken in the warrant agreement, and therefore has a contractual obligation, to use its best efforts to have an effective registration statement covering shares of common stock issuable upon exercise of the warrants from the date the warrants become exercisable and to maintain a current prospectus relating to that common stock until the warrants expire or are redeemed, and the Company intends to comply with its undertaking, the Company cannot assure you that it will be able to do so. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the warrants during the exercise period, there will be no cash settlement of the warrants and the warrants will expire worthless.

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

NOTE H — INCOME TAXES

Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes and consist of the following:

	12/31/2008	12/31/2007
Deferred tax assets
Start up and organization costs	$630,352	$125,406
Total deferred tax asset	630,352	125,406
Less: valuation allowance	(630,352)	—
Net deferred tax assets	$—	$125,406

The difference between the provision for income taxes and the amounts computed by applying the Federal statutory income taxes to the income before tax are explained below:

	12/31/2008	12/31/2007

Tax at Federal statutory rate	34.0%	34.0%
State and local taxes, net of Federal benefit	11.7%	11.2%
Change in valuation allowance	13.2%	—%
Provision for taxes	58.9%	45.2%

The provision for income taxes consists of the following:

	12/31/2008	12/31/2007
Current
Federal	$1,739,494	$831,812
State and local	1,291,665	503,966
Total current tax expense	3,031,159	1,335,778

Deferred
Federal	93,094	(93,094)
State and local	32,312	(32,312)
Total deferred tax expense (benefit)	125,406	(125,406)

Total provision for income taxes	$3,156,565	$1,210,372

Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax bases of assets and liabilities based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

On February 14, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). The Company has identified its federal tax return and its state and city tax returns in New York as “major” tax jurisdictions, as defined. As per FIN 48, the Company has evaluated its tax positions and has determined that there are no uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on February 14, 2007 the evaluation was performed for the period from inception through December 31, 2008. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. There were no unrecognized tax benefits as of December 31, 2008. The Company has had no tax examinations since its inception, February 14, 2007.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from February 14, 2007 (inception) through December 31, 2008. The Company does not expect its unrecognized tax benefit position to change during the next twelve months and is currently unaware of any issues that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE I — UNAUDITED QUARTERLY FINANCIAL RESULTS

Quarterly Financial Information:	For the Quarter ended March 31, 2008	For the Quarter ended June 30, 2008	For the Quarter ended September 30, 2008	For the Quarter ended December 31, 2008
Formation and operating costs	$197,464	$301,765	$344,539	$208,880
Loss from operations	(197,464)	(301,765)	(344,539)	(208,880)
Interest income	2,654,509	1,712,747	1,716,871	329,868
Interest expense	(3,125)	(3,021)	-	-
Income before income taxes	2,453,920	1,407,961	1,372,332	120,988
(Provision) credit for income taxes	(1,477,996)	(698,507)	(1,088,526)	108,464
Net income	975,924	709,454	283,806	229,452
Deferred interest, attributable to common stock subject to possible conversion	(342,844)	231,809	(179,249)	(131,226)
Net income attributable to common stock	$633,080	$941,263	$104,557	$98,226
Net income per common share, basic and diluted	$0.02	$0.02	$0.00	$0.00
Shares used in computing net income per share, basic and diluted	41,125,121	41,125,121	41,125,121	41,125,121

Quarterly Financial Information:	For the Period from February 14, 2007 (inception) to March 31, 2007	For the Quarter ended June 30, 2007	For the Quarter ended September 30, 2007	For the Quarter ended December 31, 2007
Formation and operating costs	$25,436	$132	$11,250	$227,555
Loss from operations	(25,436)	(132)	(11,250)	(227,555)
Interest income	-	-	-	2,950,473
Interest expense	-	(3,185)	(3,125)	(3,125)
Income (loss) before income taxes	(25,436)	(3,317)	(14,375)	2,719,793
Provision for income taxes	-	-	-	(1,210,372)
Net income (loss)	$(25,436)	$(3,317)	$(14,375)	$1,509,421
Net income (loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$0.04
Shares used in computing net income (loss) per share, basic and diluted	10,000,000	10,000,000	10,000,000	35,202,526

NOTE J — SUBSEQUENT EVENT

On February 10, 2009, SP Acquisition Holdings, Inc. (the “Company”) received a letter (the “Letter”) from the Corporate Compliance Department of NYSE Alternext US LLC (the “Exchange”), notifying the Company that it is below certain of the Exchange’s continued listing standards in that it had failed to hold an annual meeting of stockholders in 2008, in violation of Section 704 of the NYSE Alternext US LLC Company Guide (the “Company Guide”).  The Company submitted a plan to the Exchange on March 10, 2009 advising the Exchange of actions it has taken or will take that will bring the Company into compliance with Section 704 of the Company Guide (the “Plan”).

If the Exchange determines that the Company has made a reasonable demonstration in the Plan of its ability to regain compliance with all applicable continued listing standards by August 11, 2009, or such date as the Exchange allows (the “Deadline”), the Exchange will accept the Plan and the Company will remain listed.  The Company anticipates that it will be able to regain compliance with Section 704 of the Company Guide by the Deadline.

ITEM 9.   Changes and Disagreements with Accountants on Accounting and Financial Disclosure

On January 6, 2009, the Company dismissed Grant Thornton LLP (“Grant Thornton”) as its independent registered public accounting firm, effective immediately. The decision to dismiss Grant Thornton was approved by the Company’s Audit Committee.

 The reports of Grant Thornton on the financial statements of the Company for the period from February 14, 2007 (date of inception) to March 31, 2007, the cumulative period from February 14, 2007 (date of inception) to October 16, 2007 and the cumulative period from February 14, 2007 (date of inception) to December 31, 2007 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

 From February 14, 2007 (date of inception) to December 31, 2007 and through January 6, 2009, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Grant Thornton, would have caused them to make reference thereto in their reports on the financial statements for such years.

 On January 7, 2008, Grant Thornton advised the Company that it believed the Company had a material weakness in that the Company's internal control structure had an operational failure whereby the Company did not properly record the stock that is redeemable outside the control of the Company as mezzanine equity.

 The Company inadvertently omitted disclosure of this redemption feature in the October 16, 2007 financial statements.  Accordingly, on January 8, 2008, the Company filed an amended Current Report on Form 8-K (the “Amended Report”) with SEC, amending the original Current Report on Form 8-K, filed with the SEC on October 23, 2007, to reclassify the redeemable common stock on the Company’s balance sheet and statement of stockholders’ equity at October 16, 2007 and to add disclosure of this feature to the notes to the financial statements. The Company filed the Amended Report to conform the Company's financial statements with S-X Regulation 5.08, consistent with other blank check companies with similar business plans.  The redemption feature of the Company’s common stock had been fully disclosed in its Prospectus, dated October 10, 2007, and subsequently in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 16, 2007.

 From February 14, 2007 (date of inception) to December 31, 2007 and through January 6, 2009, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K, other than as indicated above.

 As a result of the filing of the Amended Report as described above, the Company augmented its internal controls over financial reporting and reported the following in Item 9A of its 2007 Annual Report on Form 10-K filed on March 27, 2008:

 …other than certain augmentation of the company's internal controls over financial reporting in connection with the company becoming a public company, including supplementing the reporting and review processes with respect to applicable United States generally accepted accounting principles and SEC rules, there has been no changes to the company's internal controls which has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

  On January 6, 2009, the Company engaged J.H. Cohn LLP (“J.H. Cohn”) as the Company's independent registered public accountant. The engagement of J.H. Cohn was approved by the Audit Committee of the Company's Board of Directors.

 From February 14, 2007 (date of inception) to December 31, 2007 and through January 6, 2009, the Company did not consult with J.H. Cohn with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.   Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic filings with the SEC under the Exchange Act, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. Management, including our chief executive officer and chief operating officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) as of December 31, 2008. Based upon that evaluation, management has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to affect our internal control over financial reporting.

J.H. Cohn LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 as stated in their report included herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
To the Board of Directors and Stockholders
SP Acquisition Holdings, Inc.

We have audited SP Acquisition Holdings, Inc. 's  (a corporation in the development stage) internal control over financial reporting as of December 31, 2008, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. SP Acquisition Holdings, Inc.'s (a corporation in the development stage) management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, SP Acquisition Holdings, Inc. (a corporation in the development stage) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of the Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of SP Acquisition Holdings, Inc.'s (a corporation in the development stage) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008, for the period from February 14, 2007 (inception) to December 31, 2007, and for the period from February 14, 2007 (inception) to December 31, 2008 and our report dated  March 10, 2009  expressed an unqualified opinion.

/s/ J. H. Cohn LLP

March 10, 2009

ITEM 9B.   Other Information

Not applicable.

PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers as of the date of this report are as follows:

Name	Age	Position(s)
Warren G. Lichtenstein	43	Chairman of the Board of Directors, President and Chief Executive Officer
Jack L. Howard	46	Chief Operating Officer and Secretary
James R. Henderson	51	Executive Vice President
Anthony Bergamo	62	Director
Ronald LaBow	74	Director
Howard M. Lorber	60	Director
Leonard Toboroff	76	Director
S. Nicholas Walker	54	Director

Warren G. Lichtenstein, Chairman of the Board of Directors, President and Chief Executive Officer — Mr. Lichtenstein has been our Chairman of the Board, President and Chief Executive Officer since February 2007. Mr. Lichtenstein co-founded Steel Partners II, L.P. in 1993. He has been Managing Member since 1996 of Steel Partners II GP LLC, which is the General Partner of Steel Partners II, L.P. Steel Partners II Master Fund L.P. and WebFinancial L.P. (“WebFinancial”). He is Chief Executive Officer of Steel Partners LLC, a global management firm, which is the Investment Manager to Steel Partners II, L.P. and Steel Partners II Master Fund L.P. He is also a Co-Founder of Steel Partners Japan Strategic Fund (Offshore), L.P., a private investment partnership investing in Japan, and Steel Partners China Access I LP, a private equity partnership investing in China. Mr. Lichtenstein has served as a director of GenCorp Inc., a technology-based manufacturer of aerospace and defense products and systems with a real estate business segment, since March 2008. He has been a director (formally Chairman of the Board) of SL Industries, Inc., a designer and manufacturer of power electronics, power motion equipment, power protection equipment, and teleprotection and specialized communication equipment, since January 2002 and served as Chief Executive Officer from February 2002 to August 2005. He has served as Chairman of the Board of WHX Corporation, a holding company, since July 2005. He served as a director of WebFinancial’s predessor entitiy, a diversified holding company with interests in a variety of businesses, from 1996 to June 2005, as Chairman and Chief Executive Officer from December 1997 to June 2005 and as President from December 1997 to December 2003. Prior to the formation of Steel Partners II, L.P. in 1993, Mr. Lichtenstein co-founded Steel Partners, L.P., an investment partnership, in 1990 and co-managed its business and operations. From 1988 to 1990, Mr. Lichtenstein was an acquisition/arbitrage analyst with Ballantrae Partners, L.P., which invested in risk arbitrage, special situations, and undervalued companies. From 1987 to 1988, he was an analyst at Para Partners, L.P., a partnership that invested in arbitrage and related situations. Mr. Lichtenstein has previously served as a director of the following companies: Alpha Technologies Group, Inc. (Synercom Technology), Aydin Corporation (Chairman), BKF Capital Group Inc., CPX Corp. (f/k/a CellPro, Incorporated), ECC International Corporation, Gateway Industries, Inc., KT&G Corporation, Layne Christensen Company, PLM International, Inc. Puroflow Incorporated, Saratoga Beverage Group, Inc., Synercom Technology, Inc., TAB Products Co., Tandycrafts Inc., Tech-Sym Corporation, United Industrial Corporation (Chairman) and U.S. Diagnostic Labs, Inc. Mr. Lichtenstein graduated from the University of Pennsylvania with a B.A. in Economics.

Jack L. Howard, Chief Operating Officer and Secretary — Mr. Howard was a Director from February 2007 until June 2007, was Vice-Chairman from February 2007 until August 2007 and has been our Secretary since February 2007. Since June 2007, he has been our Chief Operating Officer. Mr. Howard co-founded Steel Partners II, L.P. in 1993. He has been a registered principal of Mutual Securities, Inc., a FINRA registered broker-dealer since 1989. He is the President of Steel Partners LLC, a global management firm. He has been associated with Steel Partners LLC and its affiliates since December 2003. Mr. Howard has been a director of WHX Corporation, a holding company, since July 2005. He has served as a director of NOVT Corporation, a former developer of advanced medical treatments for coronary and vascular disease, since April 2006. He has been a director of CoSine Communications, Inc., a holding company, since July 2005. He has been a director of BNS Holding, Inc., a holding company that owns the majority of Collins Industries, Inc., a manufacturer of school buses, ambulances and terminal trucks, since June 2004. He has been a director of Adaptec, Inc., a storage solutions provider, since December 2007. Mr. Howard served as Chairman of the Board of a predecessor entity of WebFinancial L.P., a diversified holding company with interests in a variety of businesses, from June 2005 to December 2008, as a director since 1996 and its Vice President since 1997. From 1997 to May 2000, he also served as Secretary, Treasurer and Chief Financial Officer of WebFinancial.  He served as Chairman of the Board and Chief Executive Officer of Gateway Industries, Inc., a provider of database development and web site design and development services, from February 2004 to April 2007 and as Vice President from December 2001 to April 2007. From 1984 to 1989, Mr. Howard was with First Affiliated Securities, a NASD broker dealer. Mr. Howard has previously served as a director of Scientific Software-Intercomp, Inc., Pubco Corporation and Investors Insurance Group, Inc. Mr. Howard graduated from the University of Oregon with a B.A. in Finance. He currently holds the securities licenses of Series 7, Series 24, Series 55 and Series 63.

James R. Henderson, Executive Vice President — Mr. Henderson has been our Executive Vice President since February 2007. Mr. Henderson is a Managing Director and operating partner of Steel Partners LLC, a global management firm. He has been associated with Steel Partners LLC and its affiliates since August 1999. He has served as a director (currently Chairman of the Board) of GenCorp Inc., a technology-based manufacturer of aerospace and defense products and systems with a real estate business segment, since March, 2008.  Mr. Henderson has served as a director of Point Blank Solutions (currently the Chairman of the Board), a manufacturer and provider of bullet, fragmentation and stab resistant apparel, since August 2008. Mr. Henderson served as Chief Executive Officer of a predecessor entity of WebFinancial L.P., a diversified holding company with interests in a variety of businesses, from June 2005 to April 2008, was President and Chief Operating Officer, from November 2003 to April 2008 and was the Vice President of Operations from September 2000 through December 2003.  He has served as Chief Executive Officer of WebBank, a wholly-owned subsidiary of WebFinancial from November 2004 to May 2005, and from October 2008. He has served as a director of BNS Holding, Inc., a holding company that owns the majority of Collins Industries, Inc., a manufacturer of school buses, ambulances and terminal trucks, since June 2004. He has served as a director (currently Chairman of the Board) of Del Global Technologies Corp., a designer and manufacturer of medical imaging and diagnostic systems, since November 2003. He has served as a director of SL Industries, Inc., a designer and producer of proprietary advanced systems and equipment for the power and data quality industry, since January 2002. Mr. Henderson served as a director of Angelica Corporation, a provider of healthcare linen management services, from August 2006 to August 2008.  Mr. Henderson has served as President of Gateway Industries, Inc., a provider of database development and web site design and development services, from December 2001 to April 2008. He served as a director of ECC International Corp., a manufacturer and marketer of computer-controlled simulators for training personnel to perform maintenance and operator procedures on military weapons, from December 1999 to September 2003 and as acting Chief Executive Officer from July 2002 to March 2003. From January 2001 to August 2001, he served as President of MDM Technologies, Inc., a direct mail and marketing company. From 1996 to 1999, Mr. Henderson was employed in various positions with Aydin Corporation, a defense electronics manufacturer, which included a tenure as President and Chief Operating Officer. From 1980 to 1996, Mr. Henderson was employed with Unisys Corporation, an e-business solutions provider. Mr. Henderson has previously served as a director of Tech-Sym Corporation. Mr. Henderson graduated from the University of Scranton with a B.S. in Accounting.

Anthony Bergamo, Director — Mr. Bergamo has been a Director since July 2007. He has held various positions with MB Real Estate, a property management company based in New York City and Chicago, since April 1996, including the position of Vice Chairman since May 2003. Mr. Bergamo served as managing director with Milstein Hotel Group, a hotel operator, from April 1996 until July 2007. He has also served as the Chief Executive Officer of Niagara Falls Redevelopment, LLC, a real estate development company, since August 1998. Mr. Bergamo was a director of Lone Star Steakhouse & Saloon, Inc., an owner and operator of restaurants, from May 2002 until December 2006, at which time such company was sold to a private equity fund. At the time of such sale, Mr. Bergamo was the Chairman of the Audit Committee of Lone Star Steakhouse & Saloon, Inc. He has also been a director since 1995, a Trustee since 1986 and currently is Chairman of the Audit Committee of Dime Community Bancorp. Mr. Bergamo is also the Founder of the Federal Law Enforcement Foundation, a foundation that provides economic assistance to both federal and local law enforcement officers suffering from serious illness and to communities recovering from natural disasters, and has served as its Chairman since 1988. Mr. Bergamo serves on the New York State Commission for Sentencing Reform, is a Board Member of New York Offtrack Betting Corporation and serves on the New York State Judicial Screening Committee. He earned a BS in history from Temple University, and a JD from New York Law School. He is admitted to the New York, New Jersey, Federal Bars, US Court of Appeals and the US Supreme Court.

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

Howard M. Lorber, Director — Mr. Lorber has been a Director since June 2007. Mr. Lorber has served as the Executive Chairman of Nathan’s Famous Inc. since January 2007 and prior to that served as its Chairman from 1987 until December 2006 and as its Chief Executive Officer from November 1993 until December 2006. Also, Mr. Lorber has been the President and Chief Executive Officer of Vector Group Ltd. since January 2006 and has served as a director since January 2001. Mr. Lorber served as the President and Chief Operating Officer of Vector Group Ltd. from January 2001 until January 2006. Mr. Lorber was President, Chief Operating Officer and a Director of New Valley Corporation from November 1994 until its merger with Vector Group in December 2005. For more than the past five years, Mr. Lorber has been a stockholder and a registered representative of Aegis Capital Corp. Mr. Lorber served as Chairman of the Board of Ladenburg Thalmann Financial Services, the parent of Ladenburg Thalmann & Co. Inc., one of the underwriters of our initial public offering, from May 2001 until July 2006 when he became Vice-Chairman, in which capacity he currently serves. Mr. Lorber currently serves as a director of United Capital Corp., a real estate investment and diversified manufacturing company.

Leonard Toboroff, Director — Mr. Toboroff has been a Director since June 2007. Mr. Toboroff has served as a Vice Chairman of the Board of Allis-Chalmers Energy Inc., a provider of products and services to the oil and gas industry, since May 1988 and served as Executive Vice President from May 1989 until February 2002. Mr. Toboroff is also a director of Engex Corp., a closed-end mutual fund from 2003.  He has been a director of NOVT Corporation, a former developer of advanced medical treatments for coronary and vascular disease since April 2006.  He served as a director and Vice President of Varsity Brands, Inc. (formerly Riddell Sports Inc.), a provider of goods and services to the school spirit industry, from April 1998 until it was sold in September 2003. Mr. Toboroff had been an Executive Director of Corinthian Capital Group, LLC, a private equity fund, from October 2005 to December 2008.  He has previously served as a director of American Bakeries Co., Ameriscribe Corporation and Saratoga Spring Water Co. Mr. Toboroff is a graduate of Syracuse University and The University of Michigan Law School.

S. Nicholas Walker, Director — Mr. Walker has been a director since June 2007. Mr. Walker is the Chief Executive Officer of the York Group Limited (“York”) a financial services company. York provides investment management services and securities brokerage services to institutional and high net worth individual clients. Mr. Walker has served as CEO of York since 2000. From 1995 until 2000 Mr. Walker served as Senior Vice President of Investments of PaineWebber Inc. in New York. From 1982 until 1995, he served as Senior Vice President of Investments of Prudential Securities Inc. in New York. From 1977 to 1981 he served as an assistant manager at Citibank NA, merchant banking group in New York, and from 1976 to 1977 as a syndication manager with Sumitomo Finance International Limited in London. Mr. Walker served as a director of the Cronos Group, a leading lessor of intermodal marine containers, from 1999 until it was sold in July 2007 (Nasdaq symbol “CRNS”). Mr. Walker holds an M.A. degree in Jurisprudence from Oxford University, England.

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

Director Independence

Our board of directors has determined that Messrs. Bergamo, LaBow, Toboroff and Walker are “independent directors” as such term is defined in the rules of the NYSE Alternext US and Rule 10A-3 of the Exchange Act.

Board Committees

Our board of directors has formed an audit committee and a governance and nominating committee. Each committee is composed of four directors.

Audit Committee

Our audit committee consists of Messrs. Bergamo, Toboroff , Walker and LaBow with Mr. Bergamo serving as chair. As required by the rules of the NYSE Alternext US, each of the members of our audit committee is able to read and understand fundamental financial statements, and we consider Mr. Bergamo to qualify as an “audit committee financial expert” and as “financially sophisticated” as defined under SEC and NYSE Alternext US rules, respectively. The responsibilities of our audit committee include:

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

•
The members of our management team as well as the entities in Steel Partners may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those we intend to conduct.

•
Our business opportunity right of first review agreement does not apply to companies targeted for acquisition by any business in which Steel Partners II, L.P. directly or indirectly has an investment (including Steel Partners Japan Strategic Fund (Offshore), L.P. or businesses headquartered in or organized under the laws of China. and accordingly, members of our management team may become aware of business opportunities that are not subject to this agreement. Currently, members of our management team are officers or directors of the following entities in which Steel Partners II, L.P., directly or indirectly, has an investment: Adaptec, Inc., BNS Holding, Inc., Collins Industries, Inc., CoSine Communications, Inc., Del Global Technologies Corp., Gateway Industries, Inc., GenCorp Inc., Nathan’s Famous Inc., NOVT Corporation, Point Blank Solutions, Inc., Rowan Companies, Inc., SL Industries, Inc., Vector Group Ltd., WebBank, WebFinancial L.P. and WHX Corporation. In addition, such members of our management team could in the future become officers or directors of other entities in which Steel Partners II, L.P., directly or indirectly, has an investment. Due to those existing and future affiliations, members of our management team may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause conflicts of interest. Accordingly, members of our management team and our directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the year ended December 31, 2008, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned	Approximate Percentage of Outstanding Common Stock Beneficially Owned

Warren G. Lichtenstein (2)(3)	10,322,400	19.0%
SP Acq LLC	9,653,412	17.8%
Steel Partners II L.P.	668,988	1.2%
Steel Partners II GP LLC (3)	668,988	1.2%
Steel Partners II Master Fund L.P. (3)	668,988	1.2%
Steel Partners LLC (3)	668,988	1.2%
WebFinancial L.P. (3)	668,988	1.2%
Anthony Bergamo (4)	109,653	*
Ronald LaBow (4)	109,653	*
Howard M. Lorber (4)	109,653	*
Leonard Toboroff (4)	109,653	*
S. Nicholas Walker (4)	109,653	*
Jack L. Howard (5)	—	—
James R. Henderson (5)	—	—

QVT Financial LP (6) 1177 Avenue of the Americas, 9th Floor New York, New York 10036	4,856,550	9.0%

HBK Investments L.P. (7) 300 Crescent Court, Suite 700 Dallas, Texas, 75201	5,351,585	9.9%

Fir Tree, Inc. (8) 505 Fifth Avenue, 23rd Floor New York, New York 10017	4,001,000	7.4%

Millennium Management LLC (9) 666 Fifth Avenue New York, New York 10103	6,019,050	11.1%

Hartz Capital, Inc. (10) 400 Plaza Drive Secaucus, New Jersey	2,812,416	5.2%
All executive officers and directors as a group (8 individuals) (2)(3)	10,822,400	20.0%

*	Less than one percent

(1)	Unless otherwise indicated, the business address of each of the individuals or entities is 590 Madison Avenue, 32nd Floor, New York, New York 10022.

(2)
Mr. Lichtenstein is the managing member of SP Acq LLC and may be considered to have beneficial ownership of SP Acq LLC’s interest in us. Mr. Lichtenstein disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.

(3)
Steel Partners II Master Fund L.P. (“Steel Master”) is the owner of approximately 99% of the limited partnership interests in WebFinancial L.P. (“WebFinancial”). WebFinancial is the sole limited partner of Steel Partners II, L.P. (“Steel Partners II”). Steel Partners LLC (“Partners LLC”) is the manager of WebFinancial, Steel Partners II and Steel Master. The general partner of Steel Partners II has delegated to Partners LLC the exclusive power to vote and dispose of the securities held by Steel Partners II. Warren G. Lichtenstein is the manager of Partners LLC. By virtue of these relationships, each of Steel Master, Partners LLC, WebFinancial and Mr. Lichtenstein may be deemed to beneficially own the shares of common stock of the company owned by Steel Partners II. Mr. Lichtenstein disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.

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

(6)
As reported in Amendment No. 2 to Schedule 13G filed with the SEC on February 4, 2009, QVT Financial LP (“QVT Financial”) is the investment manager for QVT Fund LP (the “Fund”), which beneficially owns 4,011,419 shares of common stock, and for Quintessence Fund L.P. (“Quintessence”), which beneficially owns 440,586 shares of common stock. QVT Financial is also the investment manager for a separate discretionary account managed for a third party (the “Separate Account”), which holds 404,545 shares of common stock. QVT Financial has the power to direct the vote and disposition of the common stock held by the Fund, Quintessence and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 4,586,550 shares of common stock, consisting of the shares owned by the Fund and Quintessence and the Separate Account. QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of common stock reported by QVT Financial. QVT Associates GP LLC, as General Partner of the Fund and Quintessence, may be deemed to beneficially own the aggregate number of shares of common stock owned by the Fund and Quintessence, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 4,452,005 shares of common stock.

(7)
As reported in Amendment No. 2 to Schedule 13G filed with the SEC on February 6, 2009, HBK Investments L.P. has delegated discretion to vote and dispose of the Securities to HBK Services LLC (“Services”). Services may, from time to time, delegate discretion to vote and dispose of certain of the shares to HBK New York LLC, a Delaware limited liability company, HBK Virginia LLC, a Delaware limited liability company, and/or HBK Europe Management LLP, a limited liability partnership organized under the laws of the United Kingdom (collectively, the "Subadvisors"). Each of Services and the Subadvisors is under common control with HBK Investments L.P.

(8)
As reported in Amendment No. 2 to Schedule 13G filed with the SEC on February 10, 2009, Fir Tree SPAC Holdings 1, LLC (“SPAC Holdings 1”) and Fir Tree SPAC Holdings 2, LLC (“SPAC Holdings 2”) are the beneficial owners of 2,705,600 shares of common stock and 1,295,400 shares of common stock, respectively. Fir Tree, Inc. may be deemed to beneficially own the shares of common stock held by SPAC Holdings 1 and SPAC Holdings 2 as a result of being the investment manager of SPAC Holdings 1 and SPAC Holdings 2.

(9)
As reported in Amendment No. 1 to Schedule 13G filed with the SEC on November 3, 2008, Integrated Core Strategies (US) LLC, a Delaware limited liability company (“Integrated Core Strategies”), may be deemed to be the beneficial owner of 4,815,650 shares of common stock. Millenco LLC, a Delaware limited liability company (“Millenco”) (formerly known as Millenco, L.P.), may be deemed to be the beneficial owner of 1,203,400 shares of common stock. Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), is the manager of Millenco, and consequently may be deemed to have shared voting control and investment discretion over shares owned by Millenco. Millennium Management is also the general partner of Integrated Holding Group LP, a Delaware limited partnership (“Integrated Holding Group”), which is the managing member of Integrated Core Strategies and consequently may be deemed to have shared voting control and investment discretion over shares owned by Integrated Core Strategies. Israel A. Englander (“Mr. Englander”) is the managing member of Millennium Management. As a result, Mr. Englander may be deemed to have shared voting control and investment discretion over shares deemed to be beneficially owned by Millennium Management.

(10)
As reported in Schedule 13G filed with the SEC on August 27, 2008, Hartz Capital, Inc., is the manager of Hartz Capital Investments, LLC. Each of Hartz Capital, Inc. and Hartz Capital Investments, LLC may be deemed to beneficially own 2,812,416 shares of common stock.

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

As of December 31, 2007, Steel Partners, Ltd., had loaned us a total of $250,000 evidenced by a promissory note, which was used to pay a portion of the expenses of our initial public offering and our organization. This note bears interest at 5%, compounded semi-annually and was to be paid in full by December 31, 2008. This loan was made to us by Steel Partners, Ltd. because SP Acq LLC was recently formed and has limited capital. On June 27, 2008, the note was paid in full.

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

Members of our management team may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. We have entered into a business opportunity right of first review agreement with Mr. Lichtenstein and Steel Partners II GP LLC (formerly Steel Partners, L.L.C.), which provides that from the date of our initial public offering until the earlier of the consummation of our initial business combination or our liquidation in the event we do not consummate an initial business combination, we will have a right of first review with respect to business combination opportunities of Steel Partners relating to companies that are not publicly traded on a stock exchange or over-the-counter market with an enterprise value of between $300 million to $1.5 billion, excluding companies targeted for acquisition by any business in which Steel Partners II, L.P. directly or indirectly has an investment (including Steel Partners Japan Strategic Fund (Offshore), L.P.) or businesses headquartered in or organized under the laws of China. Currently, members of our management team are officers or directors of the following entities in which Steel Partners II, L.P., directly or indirectly, has an investment: Adaptec, Inc., BNS Holding, Inc., Collins Industries, Inc., CoSine Communications, Inc., Del Global Technologies Corp., Gateway Industries, Inc., GenCorp Inc., Nathan’s Famous Inc., NOVT Corporation, Point Blank Solutions, Inc., Rowan Companies, Inc., SL Industries, Inc., Vector Group Ltd., WebBank, WebFinancial L.P. and WHX Corporation. In addition, such members of our management team could in the future become officers or directors of other entities in which Steel Partners II, L.P., directly or indirectly, has an investment. Due to those existing and future affiliations, members of our management team may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause conflicts of interest. In addition, our directors and officers may in the future become affiliated with entities, including other blank check companies, engaged in activities similar to those intended to be conducted by us. Accordingly, members of our management team and our directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Other than reimbursable out-of-pocket expenses, including travel expenses, payable to our officers and directors and Steel Partners II, L.P. and an aggregate of $10,000 per month paid to Steel Partners, Ltd. for office space, secretarial and administrative services, no compensation or fees of any kind, including finder’s and consulting fees or any other forms of compensation, including but not limited to stock options, will be paid to any of our officers or directors or their affiliates.

ITEM 14.	Principal Accounting Fees and Services

 Grant Thornton acted as our principal accountant for the fiscal year ended December 31, 2007, and the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008. J.H. Cohn audited our financial statements as of and for the two years ended December 31, 2008 and 2007 and rendered their unmodified opinion dated March 10, 2009.

Audit Fees

The aggregate fees billed for professional services rendered by Grant Thornton for the year ended December 31, 2007 were $290,000, consisting of audit fees of $135,000 and fees related to reviews of our Form S-1 Registration Statement and related filings of $155,000. The aggregate fees billed for professional services rendered by Grant Thornton for the fiscal year ended December 31, 2008 consisted of audit fees of $97,500. The aggregate fees billed by J.H. Cohn for professional services rendered for the audit of our annual financial statements set forth in our Annual Report on Form 10-K for fiscal years ended December 31, 2008 and 2007 were $80,000.

Audit-Related Fees

We did not receive audit-related services from Grant Thornton or J.H. Cohn that are not reported as Audit Fees for the years ended December 31, 2008 or 2007.

Tax Fees

The aggregate fees billed for professional services for tax compliance, tax advice and tax planning by Grant Thornton for the years ended December 31, 2008 and 2007 amounted to approximately $40,055 and $0, respectively. J.H. Cohn did not provide nor is expected to provide any professional services for tax compliance, tax advice and tax planning for the years ended December 31, 2008 and 2007.

All Other Fees

We did not receive products and services provided by Grant Thornton or J.H. Cohn, other than those discussed above, for the years ended December 31, 2008 and 2007.

Pre-Approval Policy

Since our audit committee was not formed until October 2007, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by Grant Thornton and J.H. Cohn, including the fees and terms thereof (subject to the de minimus exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee may form and delegate authority to subcommittees of the audit committee consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full audit committee at its next scheduled meeting. Anthony Bergamo, the Chairman of our Audit Committee, approved certain tax services that were performed by Grant Thornton for the fiscal year ended 2007.

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

Signature	Title	Date

/s/ Warren G. Lichtenstein		March 10, 2009
Warren G. Lichtenstein	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Jack L. Howard		March 10, 2009
Jack L. Howard	Chief Operating Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ Anthony Bergamo
Anthony Bergamo	Director	March 10, 2009

/s/ Howard M. Lorber
Howard M. Lorber	Director	March 10, 2009

/s/ Leonard Toboroff
Leonard Toboroff	Director	March 10, 2009

/s/ S. Nicholas Walker
S. Nicholas Walker	Director	March 10, 2009

/s/ Ronald LaBow
Ronald LaBow	Director	March 10, 2009