Form 10-K/A
period 2008-12-31
SP Acquisition Holdings, Inc.
filed 2009-04-24
CIK 1393718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

Commission File Number 001-33711

SP Acquisition Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	20-8523583 (IRS Employer Identification Number)

590 Madison Avenue
32 nd Floor
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

EXPLANATORY NOTE

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), we are filing this abbreviated Amendment No.1 to the Annual Report on Form 10-K (this “Form 10-K/A No. 1”) of SP Acquisition Holdings, Inc. (the “Company”) for the year ended December 31, 2008 (the “2008 Form 10-K”), to effect the amendments described below:

Part II, Item 8. Financial Statements and Supplementary Data – We have obtained and are filing a revised Report of Independent Registered Public Accounting Firm to include the city and state where the report was issued to comply with Article 2-02 of Regulation S-X.

Part II, Item 9A. Controls and Procedures – We have obtained and are filing a revised Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting to include the city and state where the report was issued to comply with Article 2-02 of Regulation S-X.

Part IV, Item 15. Exhibits and Financial Statement Schedules – We have revised the certifications contained in Exhibits 31.1 and 31.2 to include reference to “other certifying officers” to comply with item 601(31) of Regulation S-K.

Except for the amendments described above, this Form 10-K/A No.1 does not revise, update, or in any way affect any information or disclosure contained in the 2008 Form 10-K and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

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

Jericho, New York
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

/s/ J. H. Cohn LLP

Jericho, New York
March 10, 2009

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
Dated: April 24, 2009
	By:	/s/ Warren G. Lichtenstein
		Name:	Warren G. Lichtenstein
		Title:	Chairman, President and Chief Executive Officer