Form 10-Q
period 2009-03-31
SP Acquisition Holdings, Inc.
filed 2009-05-08
CIK 1393718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 54,112,000 shares of the Registrant’s Common Stock, par value $.001, outstanding on May 7, 2009.

SP ACQUISITION HOLDINGS, INC.

FORM 10-Q

Quarter ended March 31, 2009

TABLE OF CONTENTS

		Page
	PART I
	FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements:
	Condensed Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	4
	Condensed Statements of Operations (unaudited) for the three months ended March 31, 2009 and 2008 and for the period from February 14, 2007 (inception) through March 31, 2009	5
	Condensed Statements of Cash Flows (unaudited) for the three months ended March 31, 2009 and 2008, and for the period from February 14, 2007 (inception) through March 31, 2009	6
	Condensed Statements of Stockholders’ Equity for the period February 14, 2007 (inception) through December 31, 2008 and for the three months ended March 31, 2009 (unaudited)	7
	Notes to Condensed Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	19

	PART II
	OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20
Signatures		21
Exhibit Index		22
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

PART 1. FINANCIAL INFORMATION
SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)
CONDENSED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008

Current assets:
Cash and cash equivalents	$1,971,909	$2,431,303
Trust account attributable to deferred underwriter’s fee, restricted	17,315,840	17,315,840
Prepaid expenses	5,278	30,757
Total current assets	19,293,027	19,777,900

Non current assets:
Cash and cash equivalents, restricted	—	429,194
Trust account, restricted:
Cash and cash equivalents held in trust account	409,144,301	409,438,479
Accrued interest receivable	64,680	—
Tax overpayment due to trust account	569,768	130,641
Trust account, restricted	409,778,749	409,569,120
Total assets	$429,071,776	$429,776,214

Current liabilities:
Accounts payable	$49,161	$22,743
Advances payable to affiliate	—	5,132
Accrued expenses	126,457	223,588
Income taxes payable	—	21,306
Other payables - deferred underwriters’ fee	17,315,840	17,315,840
Total current liabilities	17,491,458	17,588,609

Common stock, subject to possible conversion, 12,986,879 shares at conversion value	127,772,726	127,772,726

Deferred interest, attributable to common stock subject to possible conversion	355,641	421,510

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000 authorized, none issued	—	—
Common stock, $.001 par value, 200,000,000 shares authorized; 54,112,000 shares issued and outstanding (including 12,986,879 shares subject to possible conversion)	41,125	41,125
Additional paid-in capital	280,353,184	280,287,315
Retained earnings accumulated during the development stage	3,057,642	3,664,929
Total stockholders’ equity	283,451,951	283,993,369
Total liabilities and stockholders’ equity	$429,071,776	$429,776,214

The accompanying notes are an integral part of these condensed financial statements.

SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	For the Period from February 14, 2007 (inception) to March 31, 2009
Formation and operating costs	$338,949	$197,464	$1,655,970
Loss from operations	(338,949)	(197,464)	(1,655,970)
Interest income - Trust	95,502	2,641,032	9,416,201
Interest income - other	727	13,477	44,496
Interest expense	—	(3,125)	(15,581)
(Loss) income before tax	(242,720)	2,453,920	7,789,146
Provision for income taxes	(364,567)	(1,477,996)	(4,731,504)
Net (loss) income	(607,287)	975,924	3,057,642
Deferred interest, attributable to common stock subject to possible conversion	65,869	(342,844)	(355,641)
Net (loss) income attributable to common stock	$(541,418)	$633,080	$2,702,001

Net (loss) income attributable to common stock per common share, basic and diluted	$(0.01)	$0.02

Weighted average number of common shares outstanding - excluding shares subject to possible conversion, basic and diluted	41,125,121	41,125,121

The accompanying notes are an integral part of these condensed financial statements.

SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three months ended March 31, 2009	For the Three months ended March 31, 2008	For the Period from February 14, 2007 (inception) to March 31, 2009

Cash flows from operating activities:
Net (loss) income	$(607,287)	$975,924	$3,057,642
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Deferred tax assets	—	125,406	—
Changes in operating assets and liabilities:
Accrued interest receivable	—	(12,104)	—
Other receivable	—	26,323	—
Prepaid expenses	25,479	(4,350)	(5,278)
Prepaid taxes	—	(323,059)	—
Accounts payable	26,418	(62,281)	49,161
Advances payable to affiliate	(5,132)	4,397	—
Interest payable to affiliate	—	3,125	—
Accrued expenses	(97,131)	43,962	126,457
Income taxes payable	(21,306)	(652,351)	—
Net cash (used in) provided by operating activities	(678,959)	124,992	3,227,982

Cash flows from investing activities:
Cash and cash equivalents, restricted	429,194	—	—
Trust account, restricted	(209,629)	279,061	(427,094,589)
Net cash provided by (used in) investing activities	219,565	279,061	(427,094,589)

Cash flows from financing activities:
Proceeds from issuance of founder’s units	—	—	25,000
Proceeds from issuance of additional founder’s warrants	—	—	7,000,000
Proceeds from note payable to affiliate	—	—	250,000
Repayment of note payable to affiliate	—	—	(250,000)
Proceeds from initial public offering	—	—	432,896,000
Payment of offering costs	—	(383,991)	(14,082,484)
Net cash (used in) provided by financing activities	—	(383,991)	425,838,516
Net (decrease) increase in cash	(459,394)	20,062	1,971,909
Cash and cash equivalents at the beginning of the period	2,431,303	1,317,688	—
Cash and cash equivalents at the end of the period	$1,971,909	$1,337,750	$1,971,909
Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accounts payable	$—	$—	$383,991
Accrual of deferred underwriters’ discount	$—	$—	$17,315,840
Supplemental disclosure of cash flow data:
Cash payments for Federal, state and city income taxes	$825,000	$2,328,000	$5,300,500

  The accompanying notes are an integral part of these condensed financial statements.

SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Common Stock Amount	Additional Paid- in Capital	Retained Earnings Accumulated During the Development Stage	Total Stockholders’ Equity
Proceeds from founder’s units issued at $0.003 per unit on March 22, 2007	7,500,000	$7,500	$17,500	$—	$25,000
Unit dividend of 0.15 units issued for each outstanding share of common stock declared on August 8, 2007	1,125,000	1,125	(1,125)	—	—
Unit dividend of one-third of a unit issued for each outstanding share of common stock declared on September 4, 2007	2,875,000	2,875	(2,875)	—	—
Proceeds from issuance of 40,000,000 units, net of underwriters’ commissions and offering expenses of $29,030,049 at $10.00 per unit on October 16, 2007	40,000,000	40,000	370,929,951	—	370,969,951
Net proceeds subject to possible conversion of 11,999,999 shares	(11,999,999)	(12,000)	(118,187,990)		(118,199,990)
Proceeds from issuance of 7,000,000 warrants on October 16, 2007	—	—	7,000,000	—	7,000,000
Proceeds from issuance of 3,289,600 units, net of underwriters’ commissions and offering expenses of $2,368,275 at $10.00 per unit on October 31, 2007	3,289,600	3,290	30,524,435	—	30,527,725
Net proceeds subject to possible conversion of 986,880 shares	(986,880)	(987)	(9,571,749)	—	(9,572,736)
Founder’s units forfeited on October 31, 2007	(677,600)	(678)	678	—	—
Net income	—	—	—	1,466,293	1,466,293
Balances at December 31, 2007	41,125,121	41,125	280,708,825	1,466,293	282,216,243
Deferred interest, attributable to common stock subject to possible conversion	—	—	(421,510)	—	(421,510)
Net income	—	—	—	2,198,636	2,198,636
Balances at December 31, 2008	41,125,121	41,125	280,287,315	3,664,929	283,993,369
Deferred interest, attributable to common stock subject to possible conversion	—	—	65,869	—	65,869
Net loss	—	—	—	(607,287)	(607,287)
Balances at March 31, 2009 (unaudited)	41,125,121	$41,125	$280,353,184	$3,057,642	$283,451,951
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

On October 31, 2007, the underwriters exercised a portion and terminated the balance of their over allotment option granted in connection with the initial public offering and consummated the purchase of an additional 3,289,600 units at a price of $10.00 per unit, for gross proceeds of $32,896,000 or net proceeds of $30,527,725, net of the underwriters’ discount of $2,302,720 and offering costs of $65,555.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

A total of $425,909,120 (or approximately $9.84 per share), including $371,000,000 of the net proceeds from the Offering, $7,000,000 from the sale of warrants to the founding shareholders (see Note D), $30,593,280 of net proceeds of the over allotment issuance and $17,315,840 of deferred underwriting discounts, has been placed in a trust account at JPMorgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company as trustee (the “Trust”) which is to be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Except for up to $3,500,000 of Trust interest income to be released to the Company to fund expenses relating to investigating and selecting a target business and other working capital requirements, and any additional amounts needed to pay income taxes on the Trust earnings, the proceeds held in the Trust will not be released from the Trust until the earlier of the completion of the Company’s Business Combination or the liquidation of the Company. As of March 31, 2009, the balance in the Trust account was $427,094,589, which includes accrued interest receivable and overpayments of taxes due to the Trust. Through March 31, 2009, the Trust has released $3,500,000 of interest income to the Company and the Company had paid a total of $5,300,500 in taxes, of which $5,300,500 has been reimbursed by the Trust.

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

SP Acq LLC has agreed that it will be liable to the Company if and to the extent claims by third parties reduce the amounts in the Trust available for payment to our stockholders in the event of a liquidation and the claims are made by a vendor for services rendered, or products sold, to us, or by a prospective target business. A “vendor” refers to a third party that enters into an agreement with us to provide goods or services to us. However, the agreement entered into by SP Acq LLC specifically provides for two exceptions to the indemnity given: there will be no liability (1) as to any claimed amounts owed to a third party who executed a legally enforceable waiver, or (2) as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Furthermore, there could be claims from parties other than vendors, third parties with which we entered into a contractual relationship or target businesses that would not be covered by the indemnity from SP Acq LLC, such as shareholders and other claimants who are not parties in contract with us who file a claim for damages against us.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 30% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. Public stockholders voting against a Business Combination will be entitled to convert their stock to cash at a per share conversion price equal to the aggregate amount then in the Trust (before payment of deferred underwriters fees and including interest, net of any income taxes payable on such interest, which shall be paid from the Trust, and net of interest income of up to $3.5 million earned on the Trust balance previously released to the Company to fund working capital requirements), if the Business Combination is approved and consummated. However, voting against the Business Combination alone will not result in election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combination is voted upon by the stockholders. All of the Company’s stockholders prior to the Offering, and all of the officers and directors of the Company have agreed to vote all of the shares of the Company stock held by them that they acquired prior to the consummation of the offering in accordance with the vote of the majority in interest of all other stockholders of the Company.

We will seek to consummate a Business Combination until October 10, 2009.   If we are unable to complete a Business Combination, the proceeds held in the Trust, including the unpaid portion of the underwriters’ commission (See Note D) will be distributed to the Company’s public stockholders (excluding SP Acq LLC, Steel Partners II, L.P. and Anthony Bergamo, Ronald LaBow, Howard M. Lorber, Leonard Toboroff and S. Nicholas Walker, each a director of the Company, to the extent of their pre-Offering stock holdings).

These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.  The operating results for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

 The condensed balance sheet information as of December 31, 2008 was derived from the audited balance sheet included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  These unaudited interim condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 Annual Report on Form 10-K, filed on March 10, 2009 and amended on Form 10-K/A, filed on April 24, 2009. The accounting policies used in preparing these unaudited interim condensed financial statements are consistent with those described in the audited financial statements included in the Company’s December 31, 2008 Form 10-K as amended.

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.    Development Stage Company:

The Company complies with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

As indicated in the accompanying unaudited interim condensed financial statements, the Company has incurred substantial organizational, legal, accounting and offering costs in the pursuit of its financing plans and expects to incur additional costs in pursuit of its acquisition plans. As of March 31, 2009, the Company had cash on hand of $1,971,909 as well as $426,460,141 of cash and cash equivalents in the Trust. Under terms of the investment management trust agreement, up to $3,500,000 of interest may be released to the Company in such amounts and such intervals as we request, subject to availability. At March 31, 2009, $3,500,000 of Trust interest has been released to the Company.  Management has reviewed its cash requirements as of March 31, 2009 and believes that its cash on hand, along with the funds available to it from the interest income from the Trust for the payment of income tax liabilities on Trust earnings (See Note A) is sufficient to cover its expenses for the next twelve months.

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

4.    Net Income (Loss) Per Common Share:

The Company follows the provisions of SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). In accordance with SFAS No. 128, earnings per common share amounts (“Basic EPS”) is computed by dividing earnings by the weighted average number of common shares outstanding for the period. Common shares subject to possible conversion of 12,986,879 shares have been excluded from the calculation of basic earnings per share since such shares, if redeemed, only participate in their pro rata shares of the trust earnings. Such earnings are deducted from earnings available to common stockholders. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants and other potential common stock outstanding during the period. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The effect of the 61,112,000 outstanding Warrants issued in connection with the Public Offering and the Private Placement described in Note A has not been considered in the diluted earnings per share calculation since the exercise of the Warrants are contingent upon the occurrence of future events, and therefore, not includable in the calculation of diluted earning per share in accordance with SFAS No. 128.

5.         Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, exceeds the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation limits.  Management believes the risk of loss to be minimal.

6.         Fair Value of Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximate the carrying amounts represented in the balance sheet because of their short-term maturities.

7.    Cash and Cash Equivalents-Restricted:

Pursuant to the terms of the investment management trust agreement, the Company is permitted to have released from the Trust account, interest income to pay income taxes on interest income earned on the Trust account balance.  As of December 31, 2008, the Company transferred excess amounts from the Trust account totaling $429,294 for the payment of Federal estimated taxes due on January 15, 2009.  These amounts were reflected as cash and cash equivalents, restricted in the accompanying condensed balance sheet as of December 31, 2008.

8.         Trust Account-Restricted:

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

As discussed in Note A, the Trust Account is invested in T Bills with a 60 day maturity as of March 31, 2009.

9.         Income Taxes:

The Company follows the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

10.         Share-Based Compensation:

The Company accounts for stock options and warrants using the fair value recognition provisions of SFAS No. 123 (Revised 2004), “ Share-Based Payment ”, (“SFAS 123(R)”). SFAS 123(R) addresses all forms of share based compensation awards including shares issued under employment stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123 (R), share based payment awards will be measured at fair value on the awards grant date, based on estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements.

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

The Company has incurred an underwriters’ fee of 7% of the gross offering proceeds in connection with the completion of the Offering and the over-allotment. Of this fee, $12,000,000 and $986,880 were paid at the closing of the Offering and over-allotment on October 16, 2007 and October 31, 2007, respectively, and $17,315,840 is held in the Trust and will be paid to the underwriters in connection with the consummation of a Business Combination. As of March 31, 2009, the remaining underwriting commitment of $17,315,840 is included as Other payables - deferred underwriters’ fee.

NOTE D — RELATED PARTY TRANSACTIONS

SP Acq LLC purchased 11,500,000 of the Company’s founder’s units subject to the terms of the Founder’s Unit Purchase Agreement (the “Purchase Agreement”) dated March 30, 2007 and the Founders Unit Adjustment Agreement (the “Adjustment Agreement”) dated August 8, 2007, each consisting of one common share and one warrant to purchase a common share, for a price of $25,000 in a private placement. The units are identical to those sold in the Offering, except that SP Acq LLC, Steel Partners II, L.P., and Messrs. Bergamo, LaBow, Lorber, Toboroff and Walker agreed to vote their founder’s shares in the same manner as a majority of the public stockholders who vote at the special or annual meeting called for the purpose of approving the Company’s Business Combination. As a result, they will not be able to exercise conversion rights with respect to the founder’s shares if the Company’s Business Combination is approved by a majority of its public stockholders. The founder’s shares included therein will not participate with the common stock included in the units sold in the Offering in any liquidating distribution. The founder’s units, including the founder’s shares and initial founder’s warrants, may not be sold or transferred until at least one year after the completion of a Business Combination.

The agreements referred to above provide for the Founders to maintain a 20% interest in the Company after taking into consideration the number of units ultimately sold in the initial public offering (“IPO”).  In order for the Founders to hold the number of shares necessary to maintain a 20% interest in the Company, 677,600 units were forfeited and cancelled on the date of the IPO, leaving the Founders with 10,822,400 or 20% of the 54,112,000 units outstanding at that time.  The Company accounted for the transaction employing the price associated with the original sale because in the opinion of management, the adjustment in the number of shares was contemplated in the Purchase Agreement and Adjustment Agreement entered into prior to the IPO.

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

On March 28, 2007, the Company issued a $250,000 unsecured promissory note to Steel Partners, Ltd., an affiliate of SP Acq LLC and the Company. This note bore interest at 5% per annum, was unsecured and principal and interest payments were due on December 31, 2007. Steel Partners Ltd. confirmed on May 7, 2008 that the promissory note was not in default and that payment may be made on or before December 31, 2008.  Interest payable of $15,581 was accrued on this note through June 27, 2008, at which time the note and accrued interest were repaid in full.

Advances payable of $0 and $5,132 at March 31, 2009 and December 31, 2008, respectively, relate to certain costs paid by Steel Partners, Ltd. on behalf of the Company. None of the officers and directors of the Company received compensation for their services to the Company.

The Company presently occupies office space provided by Steel Partners, Ltd. Steel Partners, Ltd. has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office, administrative and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay Steel Partners, Ltd. $10,000 per month for such services. Services commenced on October 16, 2007. The Company has incurred $150,000 and $120,000 for such services through March 31, 2009 and December 31, 2008, respectively, of which $30,000 and $60,000 are included in accrued expenses at March 31, 2009 and December 31, 2008, respectively.

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

In addition, Steel Partners II, L.P. has entered into an agreement with the Company requiring it to purchase 3,000,000 units (“co-investment units”) at a price of $10 per unit (an aggregate price of $30,000,000) from the Company in a private placement that will occur immediately prior to the Company’s consummation of a Business Combination. These private placement units will be identical to the units sold in the Offering. It has also agreed that these units will not be sold, transferred, or assigned until at least one year after the completion of the Business Combination. In the event that Steel Partners II, L.P. does not purchase the co-investment units, SP Acq LLC, Steel Partners II, L.P. and the directors who purchased founder’s units have agreed to surrender and forfeit their founder’s units and additional founder’s warrants to the Company, provided however that such surrender and forfeiture will not be required if SP Acq LLC purchases the co-investment units. In such event, Steel Partners II, L.P. has agreed to transfer its founder’s units to SP Acq LLC. None of the co-investment units have been issued by the Company as of March 31, 2009.

NOTE E — PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares have been issued as of March 31, 2009

NOTE F — UNIT DIVIDENDS

Effective August 8, 2007, the Board of Directors of the Company declared a unit dividend to the holders of record. The dividend consisted of 0.15 units for each outstanding share of common stock and totaled 1,125,000 units. Effective September 4, 2007, the Board of Directors of the Company declared a unit dividend to the holders of record. The dividend consisted of one-third of a unit for each outstanding share of common stock and totaled 2,875,000 units. All of the unit holders agreed to transfer their units due them with respect to these dividends to SP Acq LLC.

NOTE G — WARRANTS

The following table presents warrants outstanding:

	March 31, 2009	December 31, 2008
Initial Founder’s Warrants	10,822,400	10,822,400
Additional Founder’s Warrants	7,000,000	7,000,000
Public Warrants	43,289,600	43,289,600
Totals	61,112,000	61,112,000

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

Public warrants entitle the holder to purchase from the Company one share of common stock for each warrant at an exercise price of $7.50 commencing on the later of (a) one year from the date of the final prospectus for the Offering or (b) the completion of a Business Combination with a target business, and will expire five years from the date of the prospectus. The warrants are redeemable at the option of the Company at a price of $0.01 per warrant upon 30 days prior notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. The warrants will not be exercisable and the Company will not be obligated to issue shares of common stock upon the exercise of the warrants by a holder unless, at the time of such exercise, an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available.  Although the Company has undertaken in the warrant agreement, and therefore has a contractual obligation, to use its best efforts to have an effective registration statement covering shares of common stock issuable upon exercise of the warrants from the date the warrants become exercisable and to maintain a current prospectus relating to that common stock until the warrants expire or are redeemed, and the Company intends to comply with it undertaking, the Company cannot assure you that it will be able to do so. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the warrants during the exercise period, there will be no cash settlement of the warrants and the warrants will expire worthless.

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

The Company has paid a total of $5,300,500 since inception in estimated tax payments for Federal, New York State and City income taxes.

The difference between the provision for income taxes and the amounts computed by applying the federal statutory income tax rate to the income before tax is due to state and local taxes, including New York capital based taxes.

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

•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that require the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant; and

•
our immediate payment of all principal and accrued interest, if any, if the debt security were payable on demand; and our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to do so; and

•	Our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to do so.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial business combination, at the earliest. We will continue to generate non-operating income in the form of interest income on cash and cash equivalents. Net loss for the three months ended March 31, 2009 was $607,287, which consisted of $338,949 in operating expenses, and $364,567 in taxes on income and capital based taxes, partially offset by $96,229 in interest income. Net income for the three months ended March 31, 2008 was $975,924, which consisted of $2,654,509 in interest income partially offset by $197,464 in operating expenses, $3,125 in interest expense and $1,477,996 in taxes on income and capital based taxes. Net income for the period from February 14, 2007 (inception) through March 31, 2009 was $3,057,642, which consisted of $9,460,697 in interest income partially offset by $1,655,970 in formation and operating expenses, $15,581 in interest expense and $4,731,504 in taxes on income and capital based taxes. Through March 31, 2009, we did not engage in any significant operations. Our entire activity from inception through March 31, 2009 was to prepare for our initial public offering and begin the identification of and negotiations with a suitable business combination candidate.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

Liquidity and Capital Resources

The net proceeds from (i) the sale of the units in our initial public offering (including the underwriters’ over-allotment option), after deducting offering expenses of approximately $1,095,604 and underwriting discounts and commissions of approximately $30,302,720, together (ii) with $7,000,000 from SP Acq LLC’s investment in the additional founder’s warrants, were approximately $408,497,676. We expect that most of the proceeds held in the trust account will be used as consideration to pay the sellers of a target business or businesses with which we ultimately complete our initial business combination.  As of March 31, 2009, assets in the trust account of $426,460,141 were invested in United States Government Treasury-Bills which mature on May 7, 2009. bearing interest at an per annum rate of 0.21%.  We expect to use substantially all of the net proceeds of our initial public offering not in the trust account to pay expenses in locating and acquiring a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating our initial business combination. To the extent that our capital stock or debt financing is used in whole or in part as consideration to effect our initial business combination, any proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business.

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

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in Note B to the unaudited interim condensed financial statements. However, certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgment by management. As a result, the unaudited interim condensed financial statements are subject to an inherent degree of uncertainty. In applying those policies, management used its judgment to determine the appropriate assumptions to be used in determination of certain estimates. These estimates are based on the Company’s historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

As of March 31, 2009, our efforts were limited to organizational activities and activities relating to our initial public offering. Since our initial public offering, we have been identifying possible acquisition candidates. We have neither engaged in any operations nor generated any operating revenues other than interest income.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $418,909,120 of the net Offering proceeds, including $17,315,840 of the proceeds attributable to the underwriters’ deferred fees from the Offering, as well as $7,000,000 of the proceeds of the private placement of 7,000,000 additional founders warrants were placed in a trust account at JPMorgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of March 31, 2009, the balance in the trust account was $426,524,821 (which includes interest receivable on the trust account of $64,680). The proceeds held in trust have only been invested in U.S. Government securities having a maturity of 90 days or less or in money market funds which invest principally in either short term securities issued or guaranteed by the United States or having the highest rating from recognized credit rating agency or tax exempt municipal bonds issued by government entities located within the United States or otherwise meeting the conditions under Rule 2a-7 under the Investment Company Act. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. As of March 31, 2009, assets in the Trust account of $426,524,821 were invested in United States Government Treasury-Bills which mature on May 7, 2009 and bear interest at an per annum rate of 0.21%. A one percentage point change in the interest rate received on our cash, short-term government securities and money-market instruments of $428,496,730 at March 31, 2009 would result in an increase or decrease of up to $1,071,000 in interest income over the following 90-day period. Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimate provided does not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2009 or additional actions the Company could undertake in response to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, including our chief executive officer and chief operating officer and secretary, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief operating officer and secretary concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

The Company’s certifying officers have indicated that there were no significant changes in internal controls over financial reporting that have occurred during the fiscal quarter ended March 31, 2009 that materially affected, or were reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K filed on March 10, 2009

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

An index of exhibits filed as part of this Report is on page 22.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SP Acquisition Holdings, Inc.

By:	/s/ Warren G. Lichtenstein
Warren G. Lichtenstein Chairman, President and Chief Executive Officer (Principal Executive Officer)

SP Acquisition Holdings, Inc.

By:	/s/ Jack L. Howard
Jack L. Howard Chief Operating Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: May  8, 2009

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a -14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial and Principal Accounting Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Principal Financial and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002