Form 10-Q
period 2009-06-30
SP Acquisition Holdings, Inc.
filed 2009-07-24
CIK 1393718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

There were 54,112,000 shares of the Registrant’s Common Stock, par value $.001, outstanding on July 24, 2009.

SP ACQUISITION HOLDINGS, INC.

FORM 10-Q

Quarter ended June 30, 2009

TABLE OF CONTENTS

		Page
	PART I
	FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements:
	Condensed Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	4
	Condensed Statements of Operations (unaudited) for the three months ended June 30, 2009 and 2008, for the six months ended June 30, 2009 and 2008 and for the period from February 14, 2007 (inception) through June 30, 2009	5
	Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 2009 and 2008 and for the period from February 14, 2007 (inception) through June 30, 2009	6
	Condensed Statements of Stockholders’ Equity for the period February 14, 2007 (inception) through December 31, 2008 and for the six months ended June 30, 2009 (unaudited)	7
	Notes to Condensed Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	19

	PART II
	OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20
Signatures		21
Exhibit Index		22
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

•
our public securities’ potential liquidity and trading; listing or delisting of our securities from the NYSE Alternext US or the ability to have our securities listed on the American Stock Exchange following our initial business combination;

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

PART 1. FINANCIAL INFORMATION
SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)
CONDENSED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008 (See Note A)

Current assets :
Cash and cash equivalents	$1,591,441	$2,431,303
Trust account attributable to deferred underwriter’s fee, restricted	17,315,840	17,315,840
Prepaid expenses	55,141	30,757
Deferred taxes	117,873	—
Total current assets	19,080,295	19,777,900

Non current assets :
Cash and cash equivalents, restricted	—	429,194
Trust account, restricted:
Cash and cash equivalents held in trust account	409,014,880	409,438,479
Accrued interest receivable	87,871	—
Tax overpayment due to trust account	621,950	130,641
Trust account, restricted	409,724,701	409,569,120
Total assets	$428,804,996	$429,776,214

Current liabilities :
Accounts payable	$28,743	$22,743
Advances payable to affiliate	—	5,132
Accrued expenses	167,219	223,588
Income taxes payable	—	21,306
Other payables - deferred underwriters’ fee	17,315,840	17,315,840
Total current liabilities	17,511,802	17,588,609

Common stock, subject to possible conversion, 12,986,879 shares at conversion value	127,772,726	127,772,726

Deferred interest, attributable to common stock subject to possible conversion	374,788	421,510

Commitments and contingencies

Stockholders’ equity :
Preferred stock, $.001 par value; 1,000,000 authorized, none issued	—	—
Common stock, $.001 par value, 200,000,000 shares authorized; 54,112,000 shares issued and outstanding (including 12,986,879 shares subject to possible conversion)	41,125	41,125
Additional paid-in capital	280,334,037	280,287,315
Retained earnings accumulated during the development stage	2,770,518	3,664,929
Total stockholders’ equity	283,145,680	283,993,369
Total liabilities and stockholders’ equity	$428,804,996	$429,776,214

The accompanying notes are an integral part of these condensed financial statements.

SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008	For the Period from February 14, 2007 (inception) to June 30, 2009

Formation and operating costs	$339,313	$301,765	$678,261	$499,229	$1,995,281
Loss from operations	(339,313)	(301,765)	(678,261)	(499,229)	(1,995,281)
Interest income - Trust	168,770	1,700,797	264,273	4,341,829	9,584,971
Interest income - other	709	11,950	1,436	25,427	45,205
Interest expense	—	(3,021)	—	(6,146)	(15,581)
Income (loss) before tax	(169,834)	1,407,961	(412,552)	3,861,881	7,619,314
Provision for income taxes	(117,292)	(698,507)	(481,859)	(2,176,503)	(4,848,796)
Net income (loss)	(287,126)	709,454	(894,411)	1,685,378	2,770,518
Deferred interest, attributable to common stock subject to possible conversion	(19,147)	231,809	46,722	(111,035)	(374,788)
Net income (loss) attributable to common stock	$(306,273)	$941,263	$(847,689)	$1,574,343	$2,395,730

Net income (loss) attributable to common stock per common share, basic and diluted	$(0.01)	$0.02	$(0.02)	$0.04

Weighted average number of common shares outstanding - excluding shares subject to possible conversion, basic and diluted	41,125,121	41,125,121	41,125,121	41,125,121

The accompanying notes are an integral part of these condensed financial statements.

SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months ended June 30, 2009	For the Six Months ended June 30, 2008	For the Period from February 14, 2007 (inception) to June 30, 2009

Cash flows from operating activities:
Net (loss) income	$(894,411)	$1,685,378	$2,770,518
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Deferred taxes	(117,873)	125,406	(117,873)
Changes in operating assets and liabilities:
Accrued interest receivable	—	(57,626)	—
Other receivable	—	26,323	—
Prepaid expenses	(24,384)	4,517	(55,141)
Accounts payable	6,000	(438,525)	28,743
Advances payable to affiliate	(5,132)	(25,314)	—
Interest payable to affiliate	—	(9,435)	—
Accrued expenses	(56,369)	3,770	167,219
Income taxes payable	(21,306)	(621,903)	—
Net cash (used in) provided by operating activities	(1,113,475)	692,591	2,793,466

Cash flows from investing activities:
Cash and cash equivalents held in trust account, interest available for working capital and taxes	—	883,616	—
Cash and cash equivalents, restricted	429,194	—	—
Trust account, restricted	(155,581)	—	(427,040,541)
Net cash provided by (used in) investing activities	273,613	883,616	(427,040,541)

Cash flows from financing activities:
Proceeds from issuance of founder’s units	—	—	25,000
Proceeds from issuance of additional founder’s warrants	—	—	7,000,000
Proceeds from note payable to affiliate	—	—	250,000
Repayment of note payable to affiliate	—	(250,000)	(250,000)
Proceeds from initial public offering	—	—	432,896,000
Payment of offering costs	—	—	(14,082,484)
Net cash (used in) provided by financing activities	—	(250,000)	425,838,516
Net (decrease) increase in cash	(839,862)	1,326,207	1,591,441
Cash and cash equivalents at the beginning of the period	2,431,303	1,317,688	—
Cash and cash equivalents at the end of the period	$1,591,441	$2,643,895	$1,591,441
Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accounts payable	$—	$372,456	$—
Accrual of deferred underwriters’ discount	$—	$—	$17,315,840
Supplemental disclosure of cash flow data:
Cash payments for Federal, state and city income taxes	$1,100,000	$2,673,000	$5,575,500

  The accompanying notes are an integral part of these condensed financial statements.

SP ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Common Stock Amount	Additional Paid- in Capital	Retained Earnings Accumulated During the Development Stage	Total Stockholders’ Equity
Proceeds from founder’s units issued at $0.003 per unit on March 22, 2007	7,500,000	$7,500	$17,500	$—	$25,000
Unit dividend of 0.15 units issued for each outstanding share of common stock declared on August 8, 2007	1,125,000	1,125	(1,125)	—	—
Unit dividend of one-third of a unit issued for each outstanding share of common stock declared on September 4, 2007	2,875,000	2,875	(2,875)	—	—
Proceeds from issuance of 40,000,000 units, net of underwriters’ commissions and offering expenses of $29,030,049 at $10.00 per unit on October 16, 2007	40,000,000	40,000	370,929,951	—	370,969,951
Net proceeds subject to possible conversion of 11,999,999 shares	(11,999,999)	(12,000)	(118,187,990)		(118,199,990)
Proceeds from issuance of 7,000,000 warrants on October 16, 2007	—	—	7,000,000	—	7,000,000
Proceeds from issuance of 3,289,600 units, net of underwriters’ commissions and offering expenses of $2,368,275 at $10.00 per unit on October 31, 2007	3,289,600	3,290	30,524,435	—	30,527,725
Net proceeds subject to possible conversion of 986,880 shares	(986,880)	(987)	(9,571,749)	—	(9,572,736)
Founder’s units forfeited on October 31, 2007	(677,600)	(678)	678	—	—
Net income	—	—	—	1,466,293	1,466,293
Balances at December 31, 2007	41,125,121	41,125	280,708,825	1,466,293	282,216,243
Deferred interest, attributable to common stock subject to possible conversion	—	—	(421,510)	—	(421,510)
Net income	—	—	—	2,198,636	2,198,636
Balances at December 31, 2008	41,125,121	41,125	280,287,315	3,664,929	283,993,369
Deferred interest, attributable to common stock subject to possible conversion	—	—	46,722	—	46,722
Net loss	—	—	—	(894,411)	(894,411)
Balances at June 30, 2009 (unaudited)	41,125,121	$41,125	$280,334,037	$2,770,518	$283,145,680

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

A total of $425,909,120 (or approximately $9.84 per share), including $371,000,000 of the net proceeds from the Offering, $7,000,000 from the sale of warrants to the founding shareholders (see Note D), $30,593,280 of net proceeds of the over allotment issuance and $17,315,840 of deferred underwriting discounts, has been placed in a trust account at JPMorgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company as trustee (the “Trust”) which is to be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Except for up to $3,500,000 of Trust interest income to be released to the Company to fund expenses relating to investigating and selecting a target business and other working capital requirements, and any additional amounts needed to pay income taxes on the Trust earnings, the proceeds held in the Trust will not be released from the Trust until the earlier of the completion of the Company’s Business Combination or the liquidation of the Company.  As of June 30, 2009, the balance in the Trust account was $427,040,541, which includes accrued interest receivable and overpayments of taxes due to the Trust. Through June 30, 2009, the Trust has released $3,500,000 of interest income to the Company and the Company had paid a total of $5,575,500 in taxes, of which $5,575,500 has been reimbursed by the Trust.

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

NOTE B — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.    Development Stage Company:

The Company complies with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

As indicated in the accompanying unaudited interim condensed financial statements, the Company has incurred substantial organizational, legal, accounting and offering costs in the pursuit of its financing plans and expects to incur additional costs in pursuit of its acquisition plans. As of June 30, 2009, the Company had cash on hand of $1,591,441 as well as $426,330,720 of cash and cash equivalents in the Trust. Under terms of the investment management trust agreement, up to $3,500,000 of interest may be released to the Company in such amounts and such intervals as we request, subject to availability. At June 30, 2009, $3,500,000 of Trust interest has been released to the Company.  Management has reviewed its cash requirements as of June 30, 2009 and believes that its cash on hand, along with the funds available to it from the interest income from the Trust for the payment of income tax liabilities on Trust earnings (See Note A) is sufficient to cover its expenses for the next twelve months.

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

As discussed in Note A, the Trust Account is invested in United States Treasury Bills with an original term of 180 days and a maturity date of July 16, 2009. Upon maturity of the Treasury Bills on July 16, 2009, the Company reinvested the assets in the Trust account in United States Treasury Bills with a cost of $426,174,903, maturing on August 13, 2009 and bearing interest at a per annum rate of 0.13%.

9.           Subsequent Events:

Management has evaluated subsequent events to determine if events or transactions occurring through July 24, 2009 require potential adjustment or disclosure in the financial statements.

10.           Income Taxes:

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

12.           Recent Accounting Pronouncements:

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for, and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009.  The adoption of SFAS No. 165 had no impact on the Company’s condensed financial statements.

In April 2009, the FASB issued FASB Staff Position No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies” (“FSP No. 141R-1”).  FSP No. 141R-1 amends the provisions in SFAS No. 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosure for assets and liabilities arising from contingencies in business combinations.  FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141(R) and instead carries forward most provisions of SFAS No. 141 for acquired contingencies.  FSP 141R-1 is effective for contingent assets and liabilities acquired in evaluating the impact of SFAS 141(R).

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

NOTE C — INITIAL PUBLIC OFFERING

On October 16, 2007, the Company sold to the public an aggregate of 40,000,000 units at a price of $10.00 per unit. Each unit consists of one share of the Company’s common stock, $0.001 par value, and one redeemable common stock purchase warrant. On October 31, 2007, the underwriters exercised a portion and cancelled the balance of their over-allotment option granted in connection with the Offering and consummated the sale of an additional 3,289,600 units at a price of $10.00 per unit.

The Company has incurred an underwriters’ fee of 7% of the gross offering proceeds in connection with the completion of the Offering and the over-allotment. Of this fee, $12,000,000 and $986,880 were paid at the closing of the Offering and over-allotment on October 16, 2007 and October 31, 2007, respectively, and $17,315,840 is held in the Trust and will be paid to the underwriters in connection with the consummation of a Business Combination. As of June 30, 2009, the remaining underwriting commitment of $17,315,840 is included as Other payables - deferred underwriters’ fee.

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

Advances payable of $0 and $5,132 at June 30, 2009 and December 31, 2008, respectively, relate to certain costs paid by Steel Partners, Ltd. on behalf of the Company. None of the officers and directors of the Company received compensation for their services to the Company.

The Company presently occupies office space provided by Steel Partners, Ltd. Steel Partners, Ltd. has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office, administrative and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay Steel Partners, Ltd. $10,000 per month for such services. Services commenced on October 16, 2007. The Company has incurred $180,000 and $120,000 for such services through June 30, 2009 and December 31, 2008, respectively, of which $60,000 and $60,000 are included in accrued expenses at June 30, 2009 and December 31, 2008, respectively.

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

In addition, Steel Partners II, L.P. has entered into an agreement with the Company requiring it to purchase 3,000,000 units (“co-investment units”) at a price of $10 per unit (an aggregate price of $30,000,000) from the Company in a private placement that will occur immediately prior to the Company’s consummation of a Business Combination. These private placement units will be identical to the units sold in the Offering. It has also agreed that these units will not be sold, transferred, or assigned until at least one year after the completion of the Business Combination. In the event that Steel Partners II, L.P. does not purchase the co-investment units, SP Acq LLC, Steel Partners II, L.P. and the directors who purchased founder’s units have agreed to surrender and forfeit their founder’s units and additional founder’s warrants to the Company, provided however that such surrender and forfeiture will not be required if SP Acq LLC purchases the co-investment units. In such event, Steel Partners II, L.P. has agreed to transfer its founder’s units to SP Acq LLC. None of the co-investment units have been issued by the Company as of June 30, 2009.

NOTE E — PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares have been issued as of June 30, 2009.

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

NOTE G — WARRANTS

The following table presents warrants outstanding:

	June 30, 2009	December 31, 2008
Initial Founder’s Warrants	10,822,400	10,822,400
Additional Founder’s Warrants	7,000,000	7,000,000
Public Warrants	43,289,600	43,289,600
Totals	61,112,000	61,112,000

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

Additional founder’s warrants entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.50 for each warrant commencing on the completion of a Business Combination with a target business, and expire five years from the date of the final prospectus for the Offering (the “Prospectus”). SP Acq LLC has also agreed that the warrants purchased by it will not be sold or transferred until after the completion of a Business Combination, and will be non-redeemable so long as they are held by the Company’s founders or their permitted transferees. Additionally, pursuant to the Director’s Purchase Agreement dated as of June 25, 2007, SP Acq LLC sold 500,000 of such initial founder’s warrants to certain directors on October 16, 2007.

Public warrants entitle the holder to purchase from the Company one share of common stock for each warrant at an exercise price of $7.50 commencing on the later of (a) one year from the date of the Prospectus or (b) the completion of a Business Combination with a target business, and will expire five years from the date of the Prospectus. The warrants are redeemable at the option of the Company at a price of $0.01 per warrant upon 30 days prior notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. The warrants will not be exercisable and the Company will not be obligated to issue shares of common stock upon the exercise of the warrants by a holder unless, at the time of such exercise, an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available.  Although the Company has undertaken in the warrant agreement, and therefore has a contractual obligation, to use its best efforts to have an effective registration statement covering shares of common stock issuable upon exercise of the warrants from the date the warrants become exercisable and to maintain a current prospectus relating to that common stock until the warrants expire or are redeemed, and the Company intends to comply with it undertaking, the Company cannot assure you that it will be able to do so. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the warrants during the exercise period, there will be no cash settlement of the warrants and the warrants will expire worthless.

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

NOTE H — TAXES ON INCOME

Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The Company recorded a deferred tax asset as of June 30, 2009 in connection with net operating losses generated in the current period that may be utilized to offset taxable income from prior or in future periods.

The Company has paid a total of $5,575,500 since inception in estimated tax payments for Federal, New York State and City income taxes.

The difference between the provision for income taxes and the amounts computed by applying the federal statutory income tax rate to the income before tax is due to state and local taxes, including New York capital based taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management's Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operation, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Security Act”) and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial business combination, at the earliest. We will continue to generate non-operating income in the form of interest income on cash and cash equivalents. Net loss for the three and six months ended June 30, 2009 was $287,126 and $894,411, respectively, which consisted of $339,313 and $678,261, respectively, in operating expenses and $117,292 and $481,859, respectively, in taxes on income and capital based taxes, partially offset by $169,479 and $265,709, respectively, in interest income.  Net income for the three and six months ended June 30, 2008 was $709,454 and $1,685,378, respectively, which consisted of $1,712,747 and $4,361,110, respectively, in net interest income partially offset by $301,765 and $499,229, respectively, in operating expenses and $698,507 and $2,176,503, respectively, in taxes on income and capital based taxes.  Net income for the period from February 14, 2007 (inception) through June 30, 2009 was $2,770,518, which consisted of $9,614,595 in net interest income partially offset by $1,995,281 in formation and operating expenses and $4,848,796 in taxes on income and capital based taxes. Through June 30, 2009, we did not engage in any significant operations.  Our entire activity from inception through June 30, 2009 was to prepare for our initial public offering and begin the identification of and negotiations with a suitable business combination candidate.

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

Liquidity and Capital Resources

The net proceeds from (i) the sale of the units in our initial public offering (including the underwriters’ over-allotment option), after deducting offering expenses of approximately $1,095,604 and underwriting discounts and commissions of approximately $30,302,720, together (ii) with $7,000,000 from SP Acq LLC’s investment in the additional founder’s warrants, were approximately $408,497,676. We expect that most of the proceeds held in the trust account will be used as consideration to pay the sellers of a target business or businesses with which we ultimately complete our initial business combination.  As of June 30, 2009, assets in the trust account of $426,330,720 were invested in United States Government Treasury-Bills which mature on July 16, 2009, bearing interest at an per annum rate of 0.14%.  We expect to use substantially all of the net proceeds of our initial public offering not in the trust account to pay expenses in locating and acquiring a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating our initial business combination. To the extent that our capital stock or debt financing is used in whole or in part as consideration to effect our initial business combination, any proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business.

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

Recent Accounting Pronouncements

See Recently Issued Accounting Pronouncements in Note B to the unaudited interim condensed financial statements in Item 1 for a description of Recent Accounting Pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

As of June 30, 2009, our efforts were limited to organizational activities and activities relating to our initial public offering. Since our initial public offering, we have been identifying possible acquisition candidates. We have neither engaged in any operations nor generated any operating revenues other than interest income.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $418,909,120 of the net Offering proceeds, including $17,315,840 of the proceeds attributable to the underwriters’ deferred fees from the Offering, as well as $7,000,000 of the proceeds of the private placement of 7,000,000 additional founders warrants were placed in a trust account at JPMorgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of June 30, 2009, the balance in the trust account was $426,418,591 (which includes interest receivable on the trust account of $87,871). The proceeds held in trust have only been invested in U.S. Government securities having a maturity of 180 days or less or in money market funds which invest principally in either short term securities issued or guaranteed by the United States or having the highest rating from recognized credit rating agency or tax exempt municipal bonds issued by government entities located within the United States or otherwise meeting the conditions under Rule 2a-7 under the Investment Company Act. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. As of June 30, 2009, assets in the Trust account of $426,418,591 were invested in United States Government Treasury-Bills which mature on July 16, 2009 and bear interest at an per annum rate of 0.14%. Upon maturity of the Treasury-Bills on July 16, 2009, the Company reinvested the assets in the Trust account in United States Government Treasury-Bills with a cost of $426,174,903, maturing on August 13, 2009 and bearing interest at a per annum rate of 0.13%. A one percentage point change in the interest rate received on our cash, short-term government securities and money-market instruments of $427,922,161 at June 30, 2009 would result in an increase or decrease of up to $1,070,000 in interest income over the following 90-day period. Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimate provided does not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2009 or additional actions the Company could undertake in response to changes in interest rates.

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

The Company’s certifying officers have indicated that there were no significant changes in internal controls over financial reporting that have occurred during the fiscal quarter ended June 30, 2009 that materially affected, or were reasonably likely to materially affect, internal controls over financial reporting.

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

SIGNATURES

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

Dated: July 24, 2009

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